Form 10-Q
period 2004-09-30
TERCICA INC
filed 2004-11-12
CIK 1262175

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 22, 2004, there were 24,559,324 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,698	$1,949
Short-term investments	53,576	35,364
Prepaid expenses and other current assets	1,427	2,772

Total current assets	61,701	40,085
Property and equipment, net	2,388	2,314
Other assets	50	85

Total assets	$64,139	$42,484

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,101	$5,351
Accrued expenses	2,661	1,214
Liability for early exercise of stock options	162	174

Total current liabilities	5,924	6,739
Liability for early exercise of stock options—noncurrent portion	220	306
Commitments and contingencies
Series A convertible preferred stock	—	24,853
Series B convertible preferred stock	—	43,784
Stockholders’ equity (deficit):
Common stock	24	2
Additional paid-in capital	173,957	51,308
Deferred stock compensation	(7,613)	(5,984)
Accumulated other comprehensive loss	(54)	(18)
Deficit accumulated during the development stage	(108,319)	(78,506)

Total stockholders’ equity (deficit)	57,995	(33,198)

Total liabilities and stockholders’ equity (deficit)	$64,139	$42,484

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from October 1, 2000 (inception) through September 30, 2004
	2004	2003	2004	2003
Costs and expenses:
Research and development*	$7,442	$5,745	$20,272	$11,898	$41,979
Selling, general and administrative*	3,503	1,483	8,757	3,149	16,195
Acquired in-process research and development	—	1,670	1,417	1,670	8,158

Total costs and expenses	(10,945)	(8,898)	(30,446)	(16,717)	(66,332)
Interest expense	—	—	—	—	(106)
Interest and other income, net	268	123	633	200	1,147

Net loss	(10,677)	(8,775)	(29,813)	(16,517)	(65,291)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(44,153)	—	(44,153)	(44,153)

Net loss allocable to common stockholders	$(10,677)	$(52,928)	$(29,813)	$(60,670)	$(109,444)

Basic and diluted net loss per share allocable to common stockholders	$(0.45)	$(28.63)	$(1.68)	$(34.72)

Shares used to compute basic and diluted net loss per share allocable to common stockholders	23,951,624	1,848,752	17,702,650	1,747,461

* Includes non-cash stock-based compensation expense as follows:
Research and development	$344	$277	$1,095	$476	$1,890
Selling, general and administrative	338	97	1,076	99	1,334

Total	$682	$374	$2,171	$575	$3,224

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months Ended September 30,		Period from October 1, 2000 (inception) through September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(29,813)	$(16,517)	$(65,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	44	441
Property and equipment written-off	—	—	8
Amortization of deferred stock compensation, net of forfeitures	2,097	479	3,001
Amortization of premiums relating to available-for-sale securities	514	186	985
Stock compensation in exchange for consulting services	73	96	223
Issuance of warrants in connection with convertible note	—	—	105
Issuance of stock in exchange for intellectual property	—	—	130
Acquired in-process research and development	—	—	4,071
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,379	(1,693)	(1,477)
Accounts payable	(2,251)	2,698	3,101
Accrued expenses	1,447	785	2,661

Net cash used in operating activities	(26,224)	(13,922)	(52,042)

Cash flows from investing activities:
Purchases of property and equipment	(403)	(1,621)	(2,837)
Purchases of available-for-sale securities	(112,167)	(47,657)	(175,820)
Proceeds from sales and maturities of available-for-sale securities	93,405	11,700	121,206

Net cash used in investing activities	(19,165)	(37,578)	(57,451)

Cash flows from financing activities:
Net proceeds from issuance of Class A and B shares	—	—	1,004
Liquidating distribution to Tercica Limited shareholders	—	—	(9)
Net proceeds from issuance of preferred stock	—	43,784	63,800
Proceeds from issuance of convertible note	—	—	500
Proceeds from issuance of Series A convertible preferred stock for exercise of warrants	—	—	160
Proceeds from issuance of common stock, excluding early exercised options	77	—	164
Proceeds from early exercised options	40	511	551
Net proceeds from initial public offering of common stock	50,021	—	50,021

Net cash provided by financing activities	50,138	44,295	116,191

Net increase (decrease) in cash and cash equivalents	4,749	(7,205)	6,698
Cash and cash equivalents, beginning of period	1,949	15,871	—

Cash and cash equivalents, end of period	$6,698	$8,666	$6,698

Supplemental schedule of noncash activities:
Issuance of stock in exchange for intellectual property	$—	$—	$130
Issuance of Series A convertible preferred stock to a collaboration partner in exchange for acquired in-process research and development	$—	$—	$4,071
Issuance of warrants in connection with convertible note	$—	$—	$105
Issuance of warrants as commissions in connection with Series A preferred stock financing	$—	$—	$41
Conversion of convertible note into Series A convertible preferred stock	$—	$—	$500
Issuance of common stock from vesting of early exercises of stock options	$137	$69	$239
Deferred stock compensation, net of forfeitures	$3,727	$6,888	$10,615
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$44,153	$44,153
Conversion of Series A and B convertible preferred stock into common stock	$68,636	$—	$68,636

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

These development stage financial statements and accompanying notes include the results of operations from the inception of Tercica Limited in October 2000 as both entities were under common control as evidenced by the following factors: (i) all of the investors of Tercica Limited were founding stockholders of the Company, (ii) substantially all of the employees of Tercica Limited became employees of the Company, (iii) the nearly identical business plans adopted by both entities and (iv) the commencement of negotiations to obtain the license for recombinant human insulin-like growth factor-1 (“ rhIGF-1”) from Genentech, Inc. by Tercica Limited, and the completion of those negotiations by the Company.

The Company is a biopharmaceutical company focused on the development of rhIGF-1 for the treatment of short stature, diabetes and other endocrine system disorders. The Company licensed from Genentech its rights to rhIGF-1 for a broad range of indications, including for short stature worldwide and diabetes in the United States. The Company has Phase III clinical data for the use of rhIGF-1 in Severe Primary IGF-1 deficiency (“IGFD”). The Company intends to complete the validation of its rhIGF-1 manufacturing process and submit a New Drug Application (“NDA”) with the U.S. Food and Drug Administration by early 2005 for this indication. The Company plans to initiate late-stage clinical trials for the use of rhIGF-1 in multiple other indications.

The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

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

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (continued)

(Unaudited)

Research and Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. Research and development expenses include payroll and personnel expenses, consulting expenses, laboratory supplies and certain allocated expenses.

Acquired In-Process Research and Development

Acquired in-process research and development relates to in-licensed technology, intellectual property and know-how. The nature of the remaining efforts for completion of research and development activities surrounding rhIGF-1 generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other foreign regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely and successful completion of development projects, including those set forth in the Risk Factors contained herein and clinical trial results, manufacturing process development results, and ongoing feedback from regulatory authorities, including obtaining marketing approval. In addition, products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, the Company charges in-licensed intellectual property and licenses for unapproved products to acquired in-process research and development.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30
	2004	2003	2004	2003
Risk-free interest rate	3.2%	2.8%	2.8%	2.4%
Dividend yield	—	—	—	—
Volatility	0.8	0.8	0.8	0.8
Weighted-average expected life of options (years)	4.0	4.0	3.8	4.0

During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Deferred compensation was recorded in accordance with APB Opinion No. 25, and is being amortized over the related vesting period of the options. The deferred compensation balance was $7.6 million and $6.0 million as of September 30, 2004 and December 31, 2003, respectively. The Company recorded amortization of employee stock-based compensation of $0.7 million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $2.1 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, the Company reversed $0.3 million of previously recognized stock compensation due to the forfeiture of unvested stock options resulting from employee terminations.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (continued)

(Unaudited)

The following table illustrates the effect on net loss allocable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

	Three months ended September 30,		Nine months ended September 30		Period from October 1, 2000 (inception) through September 30, 2004
(In thousands, except per share data)	2004	2003	2004	2003
Net loss allocable to common stockholders, as reported	$(10,677)	$(52,928)	$(29,813)	$(60,670)	$(109,444)
Plus: Employee stock compensation expense based on intrinsic value method	682	374	2,171	575	3,075
Less: Employee stock compensation expense determined under the fair value method for all awards	(875)	(337)	(2,320)	(428)	(3,317)

Pro forma net loss allocable to common stockholders	$(10,870)	$(52,891)	$(29,962)	$(60,523)	$(109,686)

Net loss per share allocable to common stockholders:
Basic and diluted, as reported	$(0.45)	$(28.63)	$(1.68)	$(34.72)

Basic and diluted, pro forma	$(0.45)	$(28.61)	$(1.69)	$(34.63)

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Recent Accounting Developments

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a Proposed SFAS, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“Exposure Draft”), which would be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Exposure Draft addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard on or around December 15, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed Exposure Draft. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss allocable to common stockholders, as reported	$(10,677)	$(52,928)	$(29,813)	$(60,670)
Change in unrealized gains (losses) on marketable securities	96	(10)	(36)	(10)

Comprehensive loss	$(10,581)	$(52,938)	$(29,849)	$(60,680)

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

Certain other amounts in prior periods have been reclassified to conform to the current period presentation.

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

3. Net Loss Per Share

Basic net loss per share allocable to common stockholders is calculated by dividing the net loss allocable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share allocable to common stockholders is computed by dividing the net loss allocable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2004	2003	2004	2003
Historical
Numerator:
Net loss allocable to common stockholders	$(10,677)	$(52,928)	$(29,813)	$(60,670)

Denominator:
Weighted-average common shares outstanding	24,021,168	1,968,915	17,783,829	1,887,798
Less: Weighted-average unvested common shares subject to repurchase	(69,544)	(120,163)	(81,179)	(140,337)

Denominator for basic and diluted net loss per share allocable to common stockholders	23,951,624	1,848,752	17,702,650	1,747,461

Basic and diluted net loss per share allocable to common stockholders	$(0.45)	$(28.63)	$(1.68)	$(34.72)

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (continued)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Historical outstanding dilutive securities not included in diluted net loss per share allocable to common stockholders calculation
Preferred stock	—	15,257,308
Warrants	—	146,250
Options to purchase common stock	2,077,730	1,300,170

	2,077,730	16,703,728

4. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale securities (in thousands):

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Commercial paper	$9,078	$—	$(5)	$9,073
Corporate bonds	4,830	—	(11)	4,819
Federal agency bonds	27,297	—	(24)	27,273
Municipal bonds	14,522	—	(14)	14,508

Total available-for-sale debt securities	$55,727	$—	$(54)	$55,673

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Corporate bonds	$14,758	$—	$(13)	$14,745
Federal agency bonds	4,353	—	(3)	4,350
Floating rate bonds	10,100	—	—	10,100
Municipal bonds	6,171	4	(6)	6,169

Total available-for-sale debt securities	$35,382	$4	$(22)	$35,364

The Company’s financial instruments are classified as follows (in thousands):

	September 30, 2004	December 31, 2003
Cash	$4,601	$1,949
Cash equivalents	2,097	—

Cash and cash equivalents	6,698	1,949
Short-term investments	53,576	35,364

Total	$60,274	$37,313

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

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (continued)

(Unaudited)

6. Amended Lease Agreement

On June 28, 2004, the Company entered into an amended lease agreement to extend the lease term on its present facility. The lease term has been extended to June 2005. This amended agreement resulted in future minimum lease commitments of approximately $19,000 and $206,000 for the remainder of 2004 and 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of September 30, 2004, we had approximately $60.3 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and an initial public offering of common stock. In 2002, we raised $20.0 million through the sale of shares of our Series A preferred stock. In 2003, we raised $43.8 million through the sale of shares of our Series B preferred stock. On March 17, 2004 we completed our initial public offering of common stock in which we raised net cash proceeds of approximately $43.1 million and received an additional $6.9 million of net cash proceeds on April 2, 2004 in connection with the underwriters’ exercise of the over-allotment option.

Revenues

We have not generated any operating revenues since our inception and do not expect to generate any revenue from the sale of our lead product candidate, rhIGF-1, until at least late 2005, if at all.

Research and Development Expenses

Research and development expenses consist primarily of contract manufacturing expenses, preclinical and clinical activities, regulatory activities, payroll and related costs and non-cash stock compensation. Our research and development activities are primarily focused on validating our manufacturing process at our contract manufacturer, using that process to make drug product suitable for clinical use and commercial sale and development activities related to Severe Primary IGFD and Primary IGFD. Because we licensed non-clinical, clinical and manufacturing data and know-how related to rhIGF-1 from Genentech in 2002, we did not incur significant development expenses prior to 2002. However, we expect to fund our own development activities and will continue to incur significant costs in the future. During 2003, our research and development activities were primarily focused on two projects: the transfer of our rhIGF-1 manufacturing process and the development project for Primary IGFD. At the end of 2003, we began to manage the development project for Severe Primary IGFD as a separate project from the development project for Primary IGFD and completed the technology transfer of our manufacturing process to our contract manufacturer. Our primary focus in research and development in the first nine months of 2004 was associated with the establishment and validation of our rhIGF-1 manufacturing process at our contract manufacturer and preparations for the anticipated NDA filing in Severe Primary IGFD. We expect the remainder of 2004 to be focused on the establishment and validation of our rhIGF-1 manufacturing process at our contract manufacturers, the completion of our development project for Severe Primary IGFD and increased activities associated with our development project for Primary IGFD. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related costs, non-cash stock compensation, facility costs, insurance, information technology, legal fees and accounting services. Other costs include sales and marketing activities such as pre-launch planning and medical education activities. In the first nine months of 2004, we continued to expand our corporate staffing and infrastructure and initiated planning for sales and marketing activities.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Stock Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25, and related interpretations and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the reassessed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through January 31, 2004, we recorded deferred stock compensation of $10.9 million. At September 30, 2004, we had a total of $7.6 million of deferred stock compensation remaining to be amortized over the vesting period of the stock options of approximately 3 years. In the nine months ended September 30, 2004, we reversed $0.3 million of previously recognized stock compensation due to the forfeiture of unvested stock options from employee terminations. We did not record any additional deferred stock compensation subsequent to January 31, 2004.

The total unamortized deferred stock compensation recorded for all option grants through January 31, 2004, net of the amounts reversed associated with forfeited stock options will be amortized as follows: $2.8 million for the year ending December 31, 2004; $2.6 million for the year ending December 31, 2005; $2.6 million for the year ending December 31, 2006 and $1.7 million for the year ending December 31, 2007.

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

Recent Accounting Developments

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed SFAS, Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95 (“Exposure Draft”), which would be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Exposure Draft addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard on or around December 15, 2004. The Company plans to evaluate option valuation methodologies and assumptions in light of the proposed Exposure Draft. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Research and Development Expenses. Research and development expenses increased to $7.4 million for the three months ended September 30, 2004, from $5.7 million for the comparable quarter in 2003. The $7.4 million in expenses were comprised of project costs associated with the establishment of our rhIGF-1 manufacturing process at Cambrex Baltimore totaling $3.6 million, internal personnel and other costs totaling $2.2 million, and our development projects for Severe Primary IGFD and Primary IGFD totaling $1.6 million.

The $1.7 million increase over the comparable quarter in 2003 was due primarily to increased costs related to our development projects for Severe Primary IGFD and Primary IGFD, which increased $1.4 million from the third quarter of 2003, and increased personnel costs of $0.7 million, partially offset by decreased project costs for the establishment of our rhIGF-1 manufacturing process totaling $0.4 million. The Severe Primary IGFD and Primary IGFD project costs related primarily to conducting several small studies, the analyses of the Phase III clinical trial data, NDA filing preparations for Severe Primary IGFD and start-up costs related to the trial in Primary IGFD.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $3.5 million for the three months ended September 30, 2004, from $1.5 million for the comparable quarter in 2003. The $2.0 million increase over the comparable quarter in 2003 was due primarily to increased personnel costs of $1.1 million, increased sales and marketing expenses of $0.4 million and increased corporate administration expenses such as legal, insurance, information technology and other expenses of $0.5 million. We expect selling, general and administrative expenses to continue to increase substantially as we continue to expand staffing and infrastructure, and initiate our preparations for marketing and selling activities.

Acquired In-Process Research and Development. Acquired in-process research and development expense was approximately $1.7 million for the three months ended September 30, 2003. We did not incur acquired in-process research and development expenses in the comparable quarter in 2004. The costs in 2003 resulted from a $1.7 million payment to execute our International License and Collaboration Agreement with Genentech. This agreement allows us to commercialize rhIGF-1 outside of the United States for all indications except diabetes and any disease or condition of the central nervous system.

Interest and Other Income, net. Interest and other income, net, increased to $0.3 million for the three months ended September 30, 2004, from $0.1 million for the comparable period in 2003. The increase was due to interest on higher average cash, cash equivalents and short-term investment balances as a result of the cash proceeds received from our initial public offering in March 2004.

Preferred Stock Dividend. In July 2003, we sold 8,830,646 shares of Series B preferred stock at $5.00 per share, for total cash proceeds of approximately $43.8 million. The difference between the preferred stock sales price and the reassessed value per share of common stock on the transaction date resulted in a beneficial conversion feature in the amount of $44.2 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations for the three months ended September 30, 2003.

Nine months Ended September 30, 2004 and 2003

Research and Development Expenses. Research and development expenses increased to $20.3 million for the nine months ended September 30, 2004, from $11.9 million for the comparable period in 2003. The $20.3 million in expenses were comprised of project costs associated with the establishment of our rhIGF-1 manufacturing process at Cambrex Baltimore totaling $10.8 million, internal personnel and other costs totaling $6.3 million, and our development projects for Severe Primary IGFD and Primary IGFD totaling $3.2 million.

In the nine months ended September 30, 2004, project costs for the establishment of our rhIGF-1 manufacturing process increased $2.4 million from the comparable period in 2003, and were driven primarily by production activities at Cambrex Baltimore. The costs associated with our development projects for Severe Primary IGFD and Primary IGFD for the nine months ended September 30, 2004 increased by approximately $2.6 million from the comparable period in 2003. Personnel and other costs for the nine months ended September 30, 2004 increased $3.4 million from the comparable period in 2003. The Severe Primary IGFD and Primary IGFD project costs related primarily to conducting several small studies, the analyses of clinical trial data, NDA filing preparations for Severe Primary IGFD and start-up costs related to the trial in Primary IGFD.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8.8 million for the nine months ended September 30, 2004, from $3.1 million for comparable period in 2003. This increase of $5.7 million was attributable to increased personnel costs of $3.4 million, increased sales and marketing expenses of $1.3 million and increased corporate administration expenses such as legal, insurance, information technology and other expenses of $1.0 million. We expect selling, general and administrative expenses to continue to increase substantially as we continue to expand staffing and infrastructure, and initiate our preparations for marketing and selling activities.

Acquired In-Process Research and Development. Acquired in-process research and development expense decreased to approximately $1.4 million for the nine months ended September 30, 2004 from $1.7 million in the comparable period in 2003. The costs in 2004 resulted from a $1.2 million payment to Genentech related to the exclusive license to Genentech’s worldwide rights to IGF-1 combined with IGFBP-3 for all indications, other than diseases and conditions of the central nervous system and, outside of the United States, diabetes, and $250,000 of costs resulting from the execution of a patent license. The costs in 2003 resulted from a $1.7 million payment to execute our International License and Collaboration Agreement with Genentech. This agreement allows us to commercialize rhIGF-1 outside of the United States for all indications except diabetes and any disease or condition of the central nervous system.

Interest and Other Income, net. Interest and other income, net, increased to $0.6 million for the nine months ended September 30, 2004, from $0.2 million for the comparable period in 2003. The increase was due to interest on higher average cash, cash equivalents and short-term investment balances as a result of the cash proceeds received from the issuance of Series B preferred stock in July 2003 and from our initial public offering in March 2004.

Preferred Stock Dividend. In July 2003, we sold 8,830,646 shares of Series B preferred stock at $5.00 per share, for total cash proceeds of approximately $43.8 million. The difference between the preferred stock sales price and the reassessed value per share of common stock on the transaction date resulted in a beneficial conversion feature in the amount of $44.2 million. The beneficial conversion feature has been reflected as a preferred stock dividend in the statement of operations for the nine months ended September 30, 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had an accumulated deficit of $108.3 million, which is comprised of $64.1 million of accumulated net losses and $44.2 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception with net cash proceeds of $66.1 million in private equity financings and $50.0 million from our initial public offering of common stock.

Cash, cash equivalents and short-term investments increased to $60.3 million at September 30, 2004 from $37.3 million at December 31, 2003 primarily due to net proceeds of $50.0 from the issuance our common stock in our initial public offering, partially offset by cash used in operating activities of $26.2 million. The increase in net cash used in operating activities was due to increased personnel and infrastructure costs, the establishment of our rhIGF-1 manufacturing process at Cambrex Baltimore, and our development projects for Severe Primary IGFD and Primary IGFD.

Net cash used in investing activities decreased to $19.2 million in the nine months ended September 30, 2004 as a result of decreased net purchases of short-term investments and purchases of property and equipment. Net cash provided by financing activities for the nine months ended September 30, 2004 increased to $50.1 million primarily as a result of net proceeds received from our initial public offering of common stock.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2004 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$445	$374	$47	$24	$—

Our commitments for operating leases include leases for real estate covering our present facility and office equipment.

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

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents and short-term investments as of September 30, 2004 of $60.3 million will be sufficient to meet our projected operating requirements through 2005. Currently, we plan to make significant expenditures to establish and operate our rhIGF-1 drug substance manufacturing process at Cambrex Baltimore in a manner consistent with current good manufacturing process (“cGMP”), as well as to support our regulatory and clinical trial activities. We estimate the remaining costs to complete the establishment of our rhIGF-1 manufacturing process will be approximately $5.0 to $6.0 million to complete. We estimate that the costs to prepare and submit an NDA filing for Severe Primary IGFD will be approximately $2.0 to $3.0 million. In October 2004, we initiated a Phase III clinical trial for Primary IGFD, which we estimate will cost approximately $7.0 to $9.0 million and take approximately two years to complete. Our projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	the validation of our rhIGF-1 manufacturing process at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of drug product manufacturing and results of stability and product comparability studies performed at third- party contractors;

•	the rate of progress and cost of our future clinical trials and other research and development activities;

•	the costs and timing of domestic and international regulatory approvals for rhIGF-1;

•	the pace of expansion of administrative expenses;

•	the status of competing products; and

•	our ability to market and sell rhIGF-1.

Due to the significant risks and uncertainties inherent in the manufacturing, clinical development and regulatory approval processes, the costs to complete our projects through to product commercialization are not accurately predictable. Results from manufacturing development and clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, our development projects are subject to risks, uncertainties and changes that may significantly impact cost projections and timelines. As a result, our capital requirements may increase in future periods.

We expect that we will require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We have no commitments for any additional financings and additional funding may not be available to finance our operations when needed or on acceptable terms. Additional funding may also result in dilution to our stockholders. See also the disclosure in Part II of this report under the heading, “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the other information contained in this Form 10-Q, we have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. This section should be read in conjunction with the Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q.

Risks Related to Our Business

We are a development stage company with a limited operating history and may not be able to generate revenue or attain profitability.

We are a development stage company focused on the development and commercialization of rhIGF-1 for the treatment of short stature, diabetes, and other endocrine disorders. Since our inception in October 2000, we have accumulated a deficit of $108.3 million as of September 30, 2004. We have not generated and may not be able to generate any revenue from operations and may not be able to attain profitability. We incurred a net loss of $29.8 million during the nine months ended September 30, 2004. We expect to incur substantial net losses for the foreseeable future as we attempt to develop and commercialize rhIGF-1 for Severe Primary IGFD and Primary IGFD. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from rhIGF-1 or attain profitability, we will not be able to sustain our operations.

If we lose our licenses from Genentech, we may be unable to continue our business.

We have licensed intellectual property rights and technology from Genentech, under our U.S. and International License and Collaboration agreements with Genentech. Under each agreement, Genentech has the right to terminate our license if we are in material breach of our obligations under that agreement and fail to cure that breach. Under the terms of the agreements, we are obligated, among other things, to use reasonable business efforts to meet specified milestones, including filing for regulatory approval in the United States for an IGFD indication by December 31, 2005 and for either a diabetes indication or a substitute indication by December 31, 2006. If we fail to use reasonable business efforts to meet our development milestones for either agreement, Genentech may terminate that agreement. If either agreement were terminated, then we would lose our rights to utilize the technology and intellectual property covered by that agreement to develop, manufacture and commercialize rhIGF-1 for any indication. This may prevent us from continuing our business.

We are subject to Genentech’s option rights with respect to the commercialization of rhIGF-1 for all diabetes and non-orphan indications in the United States.

Under our U.S. License and Collaboration Agreement with Genentech, Genentech has the option to elect to jointly commercialize rhIGF-1 for all diabetes and non-orphan indications in the United States. Orphan indications are designated by the U.S. Food and Drug Administration (“FDA”) under the Orphan Drug Act, and are generally rare diseases or conditions that affect fewer than 200,000 individuals in the United States. With respect to those non-orphan and diabetes indications in the United States, once Genentech has exercised its option to jointly develop and commercialize, Genentech has the final decision on disputes relating to development and commercialization of such indications. With respect to those non-orphan and diabetes indications in the United States for which Genentech either elects not to exercise its option, or has no right to exercise its option, our ability to sublicense the development and commercialization of such indications requires the consent of Genentech.

If we do not receive a regulatory marketing approval of rhIGF-1 for Severe Primary IGFD, our business will be harmed.

We need FDA approval to market rhIGF-1 for therapeutic uses in the United States. We are currently developing rhIGF-1 for the treatment of Severe Primary IGFD and Primary IGFD, which includes children with a less severe form of IGFD. We are planning on filing in early 2005 a New Drug Application (“NDA”) in the United States for marketing rhIGF-1 for the treatment of Severe Primary IGFD. The FDA has substantial discretion in the approval process and may:

•	refuse to accept our NDA;

•	decide after review of our NDA that our data is insufficient to allow approval of rhIGF-1 for Severe Primary IGFD; and/or

•	limit our approval and/or restrict our marketing labeling to a small subset of patients with Severe Primary IGFD.

We cannot predict the size of the subset of patients with Severe Primary IGFD to which the FDA may limit any marketing approval and rhIGF-1 labeling. If we fail to obtain the FDA’s approval for the marketing of rhIGF-1 for this indication, we will not be able to commercialize rhIGF-1 in the near term, and our business will be harmed.

In the protocol for the Phase III clinical trial that we are using to support our NDA filing for Severe Primary IGFD, the disease being treated was identified as growth hormone insensitivity syndrome, or GHIS. Everywhere in this document where we discuss existing Phase III clinical trial results for rhIGF-1, such results were from children identified at the time as having GHIS. However, there are varying academic and clinical terminologies that describe children with growth hormone resistance and IGF-1 deficiency. We believe that the disease described by the term Severe Primary IGFD is substantially equivalent to the disease described by the term GHIS, relates to approximately the same number of pediatric patients, and accurately describes the pediatric patient population for which we will be filing our NDA and seeking regulatory marketing approval.

If the FDA disagrees with us and determines that Severe Primary IGFD is not substantially equivalent to GHIS and/or that the number of children with GHIS are less than those with Severe Primary IGFD, the FDA may determine that our data do not support an NDA filing for Severe Primary IGFD; may not accept or approve our NDA for the treatment of Severe Primary IGFD; and/or may limit our approval and/or restrict our marketing labeling to a small subset of patients with Severe Primary IGFD. Even if the FDA agrees with us that Severe Primary IGFD is substantially equivalent to GHIS, the FDA may:

•	still determine that our data do not support an NDA filing for Severe Primary IGFD or GHIS;

•	not accept or approve our NDA for the treatment of Severe Primary IGFD or GHIS; and/or

•	limit our approval and/or restrict our marketing labeling to a small subset of patients with Severe Primary IGFD.

Since our NDA filing and marketing approval for Severe Primary IGFD are key to our business plan and development of rhIGF-1, any of the FDA’s determinations, requirements or labeling restrictions discussed above would substantially harm our business.

The means by which the FDA could restrict our marketing labeling could include, for example, requiring us to include in our rhIGF-1 labeling additional specific diagnostic tests to establish the diagnosis of Severe Primary IGFD and/or requiring that children must fail to respond to treatment with growth hormone prior to being treated with rhIGF-1. Such requirements would add additional cost and complexity in making the diagnosis of Severe Primary IGFD and substantially limit the number of patients for whom our product is prescribed, which would substantially harm our business.

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

We are currently validating our manufacturing process for rhIGF-1 at our contract manufacturers. If the FDA is not satisfied with our validation data, we may need to expend additional resources to conduct further studies to obtain manufacturing data that the FDA believes is sufficient. Depending on the extent of these additional studies, approval of our NDA or other applications may be delayed by several years, or may require us to expend more resources than we have planned or are available. It is also possible that additional studies may not suffice to make our NDA or other applications approvable. If any of these outcomes occur, we may be forced to abandon our NDA or other applications for approval, which might cause us to cease operations.

We will need to file similar applications with regulatory authorities in foreign countries to market rhIGF-1 for any indications in those countries. We have not yet initiated the regulatory process in Europe. If we fail to obtain European approval, the geographic market for rhIGF-1 would be limited. If such approval is delayed, it would postpone our ability to generate revenues in Europe.

Delays in validating the Genentech rhIGF-1 manufacturing process at our contract manufacturers may delay or prevent our NDA submission to the FDA.

Genentech developed a large-scale manufacturing process utilizing an E. coli fermentation process for the manufacture of rhIGF-1. We licensed this technology from Genentech and have transferred it to our contract manufacturer, Cambrex Bio Science Baltimore, Inc., a subsidiary of Cambrex Corporation. If our contract manufacturer experiences delays in the validation of this technology, our NDA submission to the FDA may be delayed or prevented. Because Genentech has not manufactured rhIGF-1 for at least five years, the manufacturing know-how that has been transferred may be inaccurate and/or incomplete. If we fail to validate our rhIGF-1 manufacturing process, we will not be able to commercialize rhIGF-1. If we are unable to validate Genentech’s manufacturing process in a timely manner, or at all, our commercialization of rhIGF-1 will be delayed or prevented.

As part of the NDA submission to the FDA, we have contracted with AAI Development Services, a division of AAI Pharma, Inc. (“AAI”), to perform some of the testing and characterization work on our product. AAI has publicly disclosed that it has financial difficulties, a substantially new management team and that it is pursuing asset sales. If there are business interruptions at AAI resulting from its financial condition, or for any other reason, our NDA submission may be delayed or prevented, and we may need to reassign all or a portion of AAI’s work to an alternative contractor.

If we are unable to establish that our rhIGF-1 is comparable to that produced by Genentech, our ability to commercialize rhIGF-1 may be delayed or prevented.

All of our clinical trials were conducted using rhIGF-1 manufactured by Genentech. Our rhIGF-1 must be approved by the FDA or we will not be able to sell it. In order to obtain this approval, we intend to complete a comprehensive assessment program to demonstrate structural and functional comparability between the Genentech-manufactured rhIGF-1 and our rhIGF-1. If the FDA determines that this approach is insufficient to assess whether the manufacturing changes have affected the final product safety, identity, purity or potency of our rhIGF-1 compared to the rhIGF-1 used in the existing clinical studies, then the FDA could require us to conduct additional clinical trials. Repeating clinical trials would require us to incur significant expenses and would significantly delay or prevent the commercialization of rhIGF-1.

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

Our comparability assessment will also require the evaluation of a number of technical parameters, such as the impurity profile and stability. Any of these factors could affect the comparability of the Genentech-manufactured rhIGF-1 and our rhIGF-1 and, as a result, delay or prevent our ability to commercialize rhIGF-1.

If our contract manufacturers’ facilities and operations do not achieve a satisfactory good manufacturing practice inspection or if our contract manufacturers’ facilities become unavailable, we may be unable to sell rhIGF-1.

The facilities used by and operations of our contract manufacturers, including Cambrex Baltimore, to manufacture rhIGF-1 must undergo an inspection by the FDA for compliance with GMP regulations before rhIGF-1 can be approved. We do not know if the Cambrex Baltimore facilities or their operations required for the commercial manufacture of rhIGF-1 will receive a satisfactory GMP inspection. In the event these facilities or operations do not receive a satisfactory GMP inspection for the manufacture of our product, we may need to fund additional modifications to our manufacturing process, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as a delay of up to several years in or prevent us from obtaining an approval for rhIGF-1. In addition, our contract manufacturers, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with GMP regulations and similar foreign standards. We do not have direct control over our contract manufacturers’ compliance with these regulations and standards.

Currently, Cambrex Baltimore is our sole provider of bulk rhIGF-1. We have no alternative manufacturing facilities or plans for additional facilities at this time. Cambrex Baltimore has never commercially manufactured rhIGF-1 for any party, including us. If Cambrex Baltimore’s facilities or any of our other contract manufacturers’ facilities become unavailable to us for any reason, including failure to comply with GMP regulations, damage from any event, including fire, flood, earthquake, or terrorism or if they fail to perform under our agreement with them, we may be delayed or unable to complete validation of rhIGF-1 or manufacture rhIGF-1. This could delay or prevent the approval of our NDA and our clinical trials, or delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or, for any reason, they do not operate in compliance with GMP or are unable or refuse to perform under our agreements, we will need to find alternative facilities. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-1 bulk drug substance on a commercial scale in accordance with GMP regulations is extremely limited, and it would take a significant amount of time and expense to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, these manufacturers’ facilities and processes, prior to our use, would likely have to undergo GMP compliance inspections. In addition, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-1 to these new manufacturers.

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

If another party obtains orphan drug and/or pediatric exclusivity for rhIGF-1 for children with IGFD, we may be precluded from commercializing rhIGF-1 in that indication.

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

Our rhIGF-1 has received from the FDA orphan drug designation for the treatment of growth hormone insensitivity syndrome, or GHIS. We believe that the disease described by the term Severe Primary IGFD is substantially equivalent to the disease described by the term GHIS, relates to approximately the same number of pediatric patients, and accurately describes the pediatric patient population for which we will be filing our NDA and seeking regulatory marketing approval. However, with respect to orphan drug designation, the FDA may determine that Severe Primary IGFD is not substantially equivalent to GHIS and/or that the number of children who have GHIS are less than those with Severe Primary IGFD. Accordingly, even if we were to receive an FDA marketing approval and rhIGF-1 labeling for Severe Primary IGFD, our orphan drug marketing designation and exclusivity may be limited to a small subset of children with Severe Primary IGFD. We cannot predict the size of the subset of children with Severe Primary IGFD to which our orphan drug marketing exclusivity may be limited. If we do not obtain orphan drug marketing exclusivity for Severe Primary IGFD, we could face competition for these patients and our business would be harmed.

We are aware of one other drug being developed by Insmed Incorporated, which we believe is a combination product containing rhIGF-1, that is in development for treatment of GHIS. This product has received an orphan drug designation from the FDA, and in Europe, the European Medicines Agency, or EMEA, for the treatment of GHIS. The FDA and EMEA could determine that this other product is the same drug as our product and is used for the same indication. If the FDA and EMEA makes this determination and the other product is approved first, the approval of our rhIGF-1 for either Severe Primary IGFD or Primary IGFD could be blocked for up to seven and one-half years in the United States, and ten years in Europe, which could force us to curtail or cease our operations. Even if our product is approved first, we may not be able to benefit from the orphan drug marketing exclusivity if this other product is determined by the FDA and EMEA to be clinically superior because products that are clinically superior may be approved for marketing by the FDA and EMEA notwithstanding our initial approval and our initial orphan drug marketing exclusivity.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials.

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. If a clinical trial failed to demonstrate safety and statistically significant efficacy, we would likely abandon the development of that product, which could harm our business and may result in a precipitous decline in our stock price.

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients experience adverse side effects;

•	patients could develop medical problems that are not related to our products or product candidates;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	our contract laboratories fail to follow good laboratory practices;

•	the interim results of the clinical trial are inconclusive or negative;

•	sufficient quantities of the trial drug may not be available;

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy;

•	re-evaluation of our corporate strategies and priorities; and

•	financial resources.

In addition, we may choose to cancel, change or delay certain planned clinical trials, or replace one or more planned clinical trials with alternative clinical trials. For example, we have previously stated our intention to initiate a Phase II clinical trial for Adult Primary IGFD in early 2005. While we still intend to pursue a clinical program in Adult IGFD, we do not intend to initiate a clinical trial in this area in early 2005, and cannot be sure as to when we may initiate clinical trials in this area, if at all. We are currently evaluating multiple, existing trial results from the use of rhIGF-1 in diabetes in order to refine our conclusions and potential development plans and timelines for diabetes. Our clinical trials or intended clinical trials may be subject to further change from time to time as we evaluate our research and development priorities and available resources. Our development costs will increase if we need to perform more or larger clinical trials than planned. Significant delays for our current or planned clinical trials may harm the commercial prospects for our products and product candidates and our prospects for profitability.

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

Currently, no drug in the United States or Europe is approved as replacement therapy for the treatment of Severe Primary IGFD, Primary IGFD or Adult IGFD. We believe that rhIGF-1 is the only treatment that has been specifically shown to be useful in treating children with Severe Primary IGFD. However, we believe Insmed has initiated clinical trials using a product containing rhIGF-1 in patients with a similar IGFD disorder. Insmed has stated that they plan to file an NDA as early as late 2004. In addition, we are aware that Chiron Corporation has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture rhIGF-1.

Growth hormone may also be a competitive product for the treatment of some patients with Primary IGFD and Adult IGFD. The major suppliers of commercially available growth hormone are Genentech, Eli Lilly and Company, Novo Nordisk A/S, Pfizer Inc. and Serono S.A. In 2003, Eli Lilly and Company received FDA approval for their growth hormone, Humatrope, for the treatment of children with idiopathic short stature, or ISS. Children with Primary IGFD may be diagnosed as having ISS, which may cause growth hormone to be competitive with rhIGF-1. We believe that Novo Nordisk is conducting clinical trials for the use of its growth hormone in Primary IGFD.

In addition, we believe that Genentech, Merck & Co., Inc., Novo Nordisk and Pfizer have previously conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We are not aware of any continued clinical development of these molecules by these companies. We believe that Rejuvenon Corporation has licensed certain rights to Novo Nordisk’s growth hormone secretagogues.

Many companies are seeking to develop products and therapies for the treatment of diabetes. These competitors include multinational pharmaceutical companies, specialized biotechnology firms, and universities and other research institutions. The largest competitors include Amylin Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Eli Lilly, GlaxoSmithKline plc, Merck, Novartis AG, Novo Nordisk and Takeda Chemical Industries, Ltd. Various products are currently available to treat type 2 diabetes, such as insulin and oral hypoglycemic drugs.

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

Although we are not aware of any other company currently marketing rhIGF-1 in the United States for any human therapeutic indication, rhIGF-1 manufactured by other parties may be approved for use in the United States in the future. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by our product, physicians may elect to prescribe a competitor’s rhIGF-1 to treat the indications for which our product has received approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what rhIGF-1 to prescribe to their patients. As a result, we would have limited ability to prevent off-label use of a competitor’s rhIGF-1 to treat short stature even if it violates our method of use patents and/or we have orphan drug exclusivity for the use of rhIGF-1 to treat short stature.

If we are unable to commercialize rhIGF-1, we will be unable to generate revenues, and our stock price will decline.

We have invested a significant portion of our time and financial resources since our inception in the development of rhIGF-1 for the treatment of Severe Primary IGFD and Primary IGFD. We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful commercialization of rhIGF-1 for the treatment of Severe Primary IGFD and Primary IGFD. Although we have Phase III clinical data for the use of rhIGF-1 replacement therapy in Severe Primary IGFD, there is no assurance we will be able to obtain FDA approval to market rhIGF-1 in the United States for this indication or any other indication. In addition, if we do receive FDA approval for rhIGF-1, we may receive approval for an indication which relates to a smaller patient population than Severe Primary IGFD, which could limit our revenues significantly. We may also pursue the use of rhIGF-1 to treat particular diabetes indications. We may need additional intellectual property to commercialize rhIGF-1 for certain types of diabetes. There can be no assurance we will obtain this intellectual property on reasonable terms, if at all. In addition, we need the consent of another company to commercialize rhIGF-1 for diabetes outside of the United States.

If we fail to protect our intellectual property rights, competitors may develop competing products, and our business will suffer.

lf we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We have licensed intellectual property rights, including patent rights, relating to rhIGF-1 technologies from Genentech. However, these patents may not protect us against our competitors. Patent litigation is very expensive, and we therefore may be unable to pursue patent litigation to its conclusion because currently we do not generate revenues.

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

We are uncertain of the level of protection, if any, that will be provided by our licensed patents if we attempt to enforce them, and they are challenged in court where our competitors may raise defenses such as invalidity, unenforceability or possession of a valid license. In addition, the type and extent of patent claims that will be issued to us in the future are uncertain. Any patents that are issued may not contain claims that will permit us to stop competitors from using similar technology.

Applications to obtain additional patents are being pursued with the U.S. Patent and Trademark Office and the European Patent Office. Other than this activity, we are not aware of any pending legal or governmental proceedings, including interferences, involving any of the United States or European patent applications or patents owned by or licensed to us. We have not received any threats of litigation or other challenges to our owned or licensed United States or European patent rights from any governmental authority or third party. In Japan, certain claims of one of the Japanese patents licensed to us have been revoked. We do not believe that the revocation of these claims will adversely affect our business.

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

If there are fewer children with Severe Primary IGFD or Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other indications or products and may cease operations. We estimate that the number of children in the United States with short stature is approximately one million, of which approximately 380,000 are referred to pediatric endocrinologists for evaluation. We believe that approximately 30,000 of these children have Primary IGFD of which 6,000 are afflicted with Severe Primary IGFD. Our estimate of the size of the patient population is based on published studies as well as internal data, including our interpretation of a study conducted as part of Genentech’s National Cooperative Growth Study program. This study reported results of the evaluation of the hormonal basis of short stature in approximately 6,450 children referred to pediatric endocrinologists over a four-year period. If the results of this study or our interpretation of and extrapolation from the study do not accurately reflect the number of children with Primary IGFD or Severe Primary IGFD, our assessment of the market may be wrong, making it difficult or impossible for us to meet our revenue goals. We believe that the aggregate number of children in Western Europe with Primary IGFD and Severe Primary IGFD are substantially equivalent to the number in the United States.

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

Market acceptance, our sales of rhIGF-1 and our profitability may depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse the price patients pay for our product could affect whether we are able to commercialize our product. We believe that rhIGF-1 replacement therapy will be reimbursed to a similar extent that growth hormone therapy is reimbursed. If our assumption regarding reimbursement for rhIGF-1 replacement therapy is incorrect, our expected revenues may be substantially reduced. We cannot be sure that reimbursement in the United States or elsewhere will be available for our product. If the FDA approves rhIGF-1 for Severe Primary IGFD, only prescriptions for that indication may be reimbursable. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our product. We have not commenced efforts to have rhIGF-1 replacement treatment reimbursed by governments or third-party payors. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize our product.

We believe that the price per patient of rhIGF-1 therapy for the treatment of Primary IGFD will not be less than approximately $20,000 per year. However, we have not yet determined what the price per patient will be. In addition, it is possible that the children receiving rhIGF-1 therapy during the first few years of our launch are younger and/or smaller than those children receiving the drug in ensuing years, and the price per patient could be less than in subsequent years. If our assumptions regarding the price per patient of rhIGF-1 therapy for the treatment of Primary IGFD are incorrect, the market opportunity for rhIGF-1 therapy for the treatment of Primary IGFD may be substantially reduced.

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

We currently do not have a sales organization. If rhIGF-1 is approved by the FDA for Severe Primary IGFD, we intend to market that therapy directly to pediatric endocrinologists in the United States through our own sales force. We will need to incur significant additional expenses and commit significant additional management resources to establish this sales force. We may not be able to establish these capabilities despite these additional expenditures. If we elect to rely on third parties to sell rhIGF-1 in the United States, we may receive less revenue and incur greater costs than if we sold it directly. In addition, we may have little or no control over the sales efforts of those third parties. In the event we are unable to sell rhIGF-1, either directly or through third parties, the commercialization of rhIGF-1 may be delayed, and our business may be harmed.

We may need others to market and commercialize rhIGF-1 in international markets.

We may need others to market and commercialize rhIGF-1 in international markets. If we decide to sell rhIGF-1 in Europe through a third party, we will need to enter into marketing arrangements with them. We may not be able to enter into marketing arrangements with them on favorable terms, or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed rhIGF-1 entirely on our own. In the event that we are unable to enter into a marketing arrangement for rhIGF-1 in international markets, we may not be able to develop an effective international sales force to successfully commercialize our product in Western Europe. If we fail to enter into marketing arrangements for our product and are unable to develop an effective international sales force, our revenues could be limited.

If we fail to identify and in-license other patent rights, products or product candidates, we may be unable to grow our revenues.

We do not conduct any preclinical laboratory research. Our strategy is to in-license products or product candidates and further develop them for commercialization. The market for acquiring and in-licensing patent rights, products and product candidates is intensely competitive. If we are not successful in identifying and in-licensing other patent rights, products or product candidates, we may be unable to grow our revenues with sales from new products. If the FDA approves rhIGF-1 for Severe Primary IGFD, only prescriptions for that indication may be reimbursable. In this event, we would need to invest significant resources in discovery research and preclinical development to obtain new product candidates.

In addition, we may need additional intellectual property from other third parties to commercialize rhIGF-1 for certain diabetes indications. We cannot be sure that we will be able to obtain a license to any third-party technology we may require to conduct our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan.

We believe that our existing cash and investment securities will be sufficient to meet our capital requirements through the end of 2005 based on our current business plan. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We may also need to spend more money than currently expected because we may change our product development plans or acquire additional products or product candidates. We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.

Our ability to implement our business plan requires an effective planning and management process. As of September 30, 2004, we had 56 employees; however, we will need to hire a significant number of additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities. The lease for our corporate headquarters expires in June 2005, and we must move to another facility. If we are unable to secure a suitable facility on reasonable terms, our business would be harmed.

We expect that our anticipated future growth will place a significant strain on our management, systems and resources. In particular, to fulfill our strategy to commercialize rhIGF-1 in the United States, we will need to hire a significant number of additional employees. To manage the anticipated growth of our operations, we will need to increase management resources, secure additional office space and implement new financial and management controls, reporting systems and procedures. If we are unable to manage our growth, we could be unable to execute our business strategy.

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

One potential risk of using growth factors like rhIGF-1 is that it may increase the likelihood of developing cancer or, if patients already have cancer, that the cancer may develop more rapidly. Our rhIGF-1 product may also increase the risk that diabetic patients may develop or worsen an existing retinopathy, which could lead to the need for additional therapy such as laser treatment of the eyes or result in blindness. We have Phase III results from the treatment of 71 children with Severe Primary IGFD with rhIGF-1 replacement therapy for an average of 4.0 years, with some patients being treated for as many as 10 years. None of the 71 children discontinued rhIGF-1 treatment due to safety concerns. However, some patients experienced hypoglycemia, or low blood glucose levels. Minor temporary hearing deficits and enlargement of the tonsils were also noted in some patients.

There may also be other adverse events associated with the use of rhIGF-1 which may result in product liability suits being brought against us. While we have licensed the rights to develop and commercialize rhIGF-1 in certain indications, we are not indemnified by any third party, including our contract manufacturers, for any liabilities arising out of the development or use of rhIGF-1.

Whether or not we are ultimately successful in defending product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity or reduced acceptance of our product in the market, all of which would impair our business. We have obtained clinical trial insurance and product liability insurance; however, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

If third-party clinical research organizations do not perform in an acceptable and timely manner, our clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all of our clinical trials independently. We rely on clinical investigators, third-party clinical research organizations and consultants to perform a substantial portion of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these contractors do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials, or meet expected deadlines, we will be unable to obtain required approvals and will be unable to commercialize rhIGF-1 on a timely basis, if at all.

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

With regard to patent matters, if we choose to litigate to stop a party from using the inventions claimed in our patents, including those we have licensed from Genentech that are directed specifically to rhIGF-1 or IGF binding protein-3 (“IGFBP-3”) technologies, that party would typically ask the court to rule that our patents are invalid, unenforceable, not infringed or validly licensed to that third party, and should not be enforced against that third party. Although we are not involved in any patent litigation, these lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court would decide that the patents we licensed from Genentech are not valid and that we do not have the right to stop the other party from using the inventions.

In addition, a third party may claim that we are using its inventions covered by its patents and may go to court to stop us from engaging in our operations and activities. Although no third party has claimed that we are infringing on their patents, patent lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having infringed the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do so. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

We cannot be certain that others have not filed patent applications for technology covered by our licensor’s issued patents or our pending applications or our licensor’s pending applications or that we or our licensors were the first to invent the technology because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued,

•	patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and

•	publications in the scientific literature often lag behind actual discoveries and the filing of patents relating to those discoveries.

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

Our success depends on our continued ability to attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists and clinicians. We are highly dependent on our current management and key medical, scientific and technical personnel, including: Dr. John A. Scarlett, our President and Chief Executive Officer; Dr. Ross G. Clark, our Chief Technical Officer; Thomas H. Silberg, our Chief Operating Officer; Timothy P. Lynch, our Chief Financial Officer and Treasurer; and Stephen N. Rosenfield, our General Counsel and Secretary, whose knowledge of our industry and technical expertise would be extremely difficult to replace. In addition, we have not obtained life insurance benefiting us if any of our key employees left or was seriously injured and unable to work.

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

Risks Related to Our Common Stock

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 79% of our common stock. As a result, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in March 2004, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	estimates of our business potential and earnings prospects;

•	an assessment of our management;

•	quarterly variations in our operating results;

•	significant developments in the businesses of biotechnology companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of biotechnology companies;

•	announcements by us or our competitors of new trial results, regulatory filings or developments, new products, significant acquisitions, strategic partnerships or joint ventures;

•	deviations from projections regarding business potential and earnings prospects;

•	additions or departures of key personnel;

•	changes in the structure of healthcare payment or reimbursement systems, regulations or policies;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock;

•	general economic, industry and market conditions; and

•	volume fluctuations, which are particularly common among highly volatile securities of biotechnology companies.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of September 30, 2004, we had 24,558,324 outstanding shares of common stock. Of these shares, the 6,325,000 shares sold in our initial public offering were freely tradable without restriction or further regulation, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act of 1933. Of the remaining 18,233,324 shares, 18,181,557 shares are now freely tradable, subject to volume limitations, certain restrictions on sales by affiliates and vesting in the case of early exercised options. The remaining 51,767 shares will become eligible for public resale at various times over a period of less than one year, subject to volume limitations and certain restrictions on sales by affiliates.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. The holders of 17,285,928 shares of common stock are entitled to registration rights.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents through September 30, 2004 included liquid money market accounts. Our short-term investments included readily marketable debt securities. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10-Q.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

There were no direct or indirect payments to:

•	directors or officers of the issuer or their associates

•	persons owning ten (10) percent or more of any class of equity securities of the issuer; and

•	affiliates of the issuer; or

•	direct or indirect payments to others

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

Dated: November 12, 2004

TERCICA, INC.
(Registrant)

/s/ Timothy P. Lynch
Timothy P. Lynch
Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)