Form 10-Q
period 2005-03-31
TERCICA INC
filed 2005-05-16
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2005, there were 31,583,517 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

		Page
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

Condensed Balance Sheets – March 31, 2005 and December 31, 2004		3

Condensed Statements of Operations – Three months ended March 31, 2005 and 2004, and the period from October 1, 2000 (inception) through March 31, 2005		4

Condensed Statements of Cash Flows – Three months ended March 31, 2005 and 2004, and the period from October 1, 2000 (inception) through March 31, 2005		5

Notes to Condensed Financial Statements		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33

ITEM 4.	CONTROLS AND PROCEDURES	33

	PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	34

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	34

ITEM 5.	OTHER INFORMATION	35

ITEM 6.	EXHIBITS	36

Signatures		37

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$24,324	$14,126
Short-term investments	67,779	37,875
Prepaid expenses and other current assets	963	705

Total current assets	93,066	52,706
Property and equipment, net	2,433	2,266
Restricted cash	790	—
Other assets	90	50

Total assets	$96,379	$55,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,794	$3,967
Accrued expenses	2,090	3,032
Liability for early exercise of stock options	155	165

Total current liabilities	5,039	7,164
Liability for early exercise of stock options—noncurrent portion	143	181
Deferred rent	12	—
Commitments and contingencies
Stockholders’ equity:
Common stock	31	24
Additional paid-in capital	225,421	173,621
Deferred stock compensation	(5,591)	(6,388)
Accumulated other comprehensive loss	(60)	(72)
Deficit accumulated during the development stage	(128,616)	(119,508)

Total stockholders’ equity	91,185	47,677

Total liabilities and stockholders’ equity	$96,379	$55,022

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Period from October 1, 2000 (inception) through March 31, 2005
	2005	2004
Costs and expenses:
Research and development*	$4,871	$5,674	$54,495
Selling, general and administrative*	4,179	1,881	24,170
Acquired in-process research and development	—	250	8,158

Total costs and expenses	(9,050)	(7,805)	(86,823)
Interest expense	(499)	—	(605)
Interest and other income, net	441	115	1,840

Net loss	(9,108)	(7,690)	(85,588)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(44,153)

Net loss allocable to common stockholders	$(9,108)	$(7,690)	$(129,741)

Basic and diluted net loss per share allocable to common stockholders	$(0.32)	$(1.47)

Shares used to compute basic and diluted net loss per share allocable to common stockholders	28,128,755	5,235,759

* Includes non-cash stock-based compensation expense as follows:

Research and development	$320	$390	$2,501
Selling, general and administrative	326	392	2,039

Total	$646	$782	$4,540

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months Ended March 31,		Period from October 1, 2000 (inception) through March 31, 2005
	2005	2004
Cash flows from operating activities:
Net cash used in operating activities	$(10,902)	$(6,973)	$(71,438)

Cash flows from investing activities:
Purchases of property and equipment	(260)	(160)	(3,101)
Purchases of available-for-sale securities	(50,775)	(19,440)	(227,612)
Proceeds from sales and maturities of available-for-sale securities	21,020	—	158,985

Net cash used in investing activities	(30,015)	(19,600)	(71,728)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	63,960
Net proceeds from issuance of common stock	51,190	43,233	102,111
Other, net	(75)	—	1,419

Net cash provided by financing activities	51,115	43,233	167,490

Net increase in cash and cash equivalents	10,198	16,660	24,324
Cash and cash equivalents, beginning of period	14,126	12,049	—

Cash and cash equivalents, end of period	$24,324	$28,709	$24,324

Supplemental schedule of noncash activities:
Issuance of Series A convertible preferred stock to a collaboration partner in exchange for acquired in-process research and development	$—	$—	$4,071
Deferred stock compensation, net of forfeitures	$(179)	$3,986	$10,205
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$—	$44,153
Issuance of common stock for stock subscription receivable	$—	$6,905	$—
Conversion of Series A and B convertible preferred stock into common stock	$—	$68,636	$68,636
Other, net	$768	$24	$1,820

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

The Company is a biopharmaceutical company focused on the development and commercialization of new theraputics for the treatment of short stature and other related metabolic disorders. Our current product candidate is Increlex, recombinant human insulin-like growth factor-1 (“rhIGF-1”). The Company licensed the rights of Genentech to develop, manufacture and commercialize rhIGF-1 products for a broad range of indications, including short stature, worldwide. The Company’s initial focus is on developing Increlex as a replacement therapy for primary IGF-1 deficiency (“Primary IGFD”). The Company defines the indication Primary IGFD to mean a child who has a height standard deviation score (“Height SDS”) and an IGF-1 standard deviation score (“IGF-1 SDS”), of less than minus two, and the indication Severe Primary IGFD to mean a child who has a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. The Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in February 2005 seeking approval of long-term rhIGF-1 replacement therapy for Severe Primary IGFD, based on Phase III clinical trial data. The Company’s NDA was accepted for filing and granted priority review by the FDA in April 2005. The Company has initiated one late-stage clinical trial for the use of rhIGF-1 in Primary IGFD and plans to initiate another.

The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, and raising capital.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 24, 2005.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP in the United States for complete financial statements.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

Follow-on Public Offering

On February 11, 2005, the Company completed a follow-on public offering of 6,900,000 shares of its common stock, including the exercise of the over-allotment option by the underwriters, at a public offering price of $8.00 per share. Net cash proceeds from this offering were approximately $51,200,000 after deducting underwriter discounts and other offering expenses.

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

The fair value of each option grant is estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3.7%	2.6%
Volatility	0.5	0.8
Weighted-average expected life of options (years)	4.0	3.9
Dividend yield	—	—

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Total deferred compensation of $6,888,000 was recorded in accordance with APB Opinion No. 25, and is being amortized over the related vesting period of the options. The Company recorded employee stock-based compensation expense of $618,000 and $755,000 for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, the Company reversed $179,000 of previously recognized stock compensation due to the forfeiture of unvested stock options resulting from employee terminations. The following table illustrates the effect on net loss allocable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

(In thousands, except per share data)	Three months ended March 31,		Period from October 1, 2000 (inception) through March 31, 2005
	2005	2004
Net loss allocable to common stockholders, as reported	$(9,108)	$(7,690)	$(129,741)
Plus: Employee stock compensation expense based on intrinsic value method	618	755	4,256
Less: Employee stock compensation expense determined under the fair value method for all awards	(964)	(692)	(5,268)

Pro forma net loss allocable to common stockholders	$(9,454)	$(7,627)	$(130,753)

Net loss per share allocable to common stockholders:
Basic and diluted, as reported	$(0.32)	$(1.47)

Basic and diluted, pro forma	$(0.34)	$(1.46)

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

Clinical Trial Expenses

In the normal course of business, the Company contracts with third-party clinical research organizations to perform various clinical trial activities. The Company recognizes research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. The Company matches the recording of expenses in the financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the estimate of the degree of completion of the event or events as specified in the specific clinical study or trial contract.

Acquired In-Process Research and Development

Acquired in-process research and development relates to in-licensed technology, intellectual property and know-how. The nature of the remaining efforts for completion of research and development activities surrounding rhIGF-1 generally include completion of clinical trials, completion of manufacturing validation, interpretation of clinical and preclinical data and obtaining marketing approval from the FDA and other foreign regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely and successful completion of development projects, including clinical trial results, manufacturing process development results, ongoing feedback from regulatory authorities, including obtaining marketing approval, and those risks and uncertainties set forth below under the heading, “Risk Factors.” In addition, products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, the Company charges in-licensed intellectual property and licenses for unapproved products to acquired in-process research and development.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss (in thousands):

	Three months ended March 31,
	2005	2004
Net loss allocable to common stockholders, as reported	$(9,108)	$(7,690)
Change in unrealized gains (losses) on marketable securities	11	21

Comprehensive loss	$(9,097)	$(7,669)

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

Recent Accounting Pronouncement

On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which is effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS No. 123R such that the Company is allowed to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating option valuation methodologies and assumptions and therefore has not fully assessed the impact of adopting SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by the Company. The Company expects to continue to grant stock-based compensation to employees, and believes that the adoption of the new standard will most likely have a material impact on the Company’s results of operations.

2. Net Loss Per Share

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

(In thousands, except share and per share data)	Three months ended March 31,
	2005	2004
Historical
Numerator:
Net loss allocable to common stockholders	$(9,108)	$(7,690)

Denominator:
Weighted-average common shares outstanding	28,174,965	5,328,661
Less: Weighted-average unvested common shares subject to repurchase	(46,210)	(92,902)

Denominator for basic and diluted net loss per share allocable to common stockholders	28,128,755	5,235,759

Basic and diluted net loss per share allocable to common stockholders	$(0.32)	$(1.47)

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three months ended March 31,
	2005	2004
Historical outstanding dilutive securities not included in diluted net loss per share allocable to common stockholders calculation
Options to purchase common stock	2,592,761	1,712,222

3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale securities (in thousands):

	March 31, 2005
	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Auction market preferred	$12,400	$—	$12,400
Commercial paper	3,023	(7)	3,016
Corporate bonds	26,231	(3)	26,228
Federal agency bonds	24,254	(33)	24,221
Municipal bonds	24,385	(17)	24,368

Total available-for-sale debt securities	$90,293	$(60)	$90,233

	December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Corporate bonds	$5,815	$(14)	$5,801
Commercial paper	9,346	(2)	9,344
Federal agency bonds	19,759	(26)	19,733
Municipal bonds	9,753	(30)	9,723

Total available-for-sale debt securities	$44,673	$(72)	$44,601

The Company’s financial instruments are classified as follows (in thousands):

	March 31, 2005	December 31, 2004
Cash	$2,660	$7,400
Cash equivalents	21,664	6,726

Cash and cash equivalents	24,324	14,126
Short-term investments	67,779	37,875
Long-term restricted cash	790	—

Total	$92,893	$52,001

There were no gross unrealized gains or realized gains or losses on the sale of available-for-sale securities for both periods presented.

4. Senior Credit Facility

On January 21, 2005, the Company entered into a Loan Agreement (the “Loan Agreement”) with Venture Leasing & Lending IV, Inc. (“VLL”) under which the Company has the option to draw down funds in the aggregate principal amount of up to $15,000,000. The Company paid a $75,000 fee as part of this Loan Agreement and issued to VLL 75,000 shares of its common stock, which are held in escrow, subject to certain conditions. The $75,000 fee will be refunded to the Company if it borrows a minimum of $1.0 million under this facility. The 75,000 shares of common stock issued were recorded at fair market value and are being amortized over the initial 3 ½ month loan commitment period. The option to draw funding under this Loan Agreement is subject to additional issuances of up to a maximum of 112,500 shares of the Company’s common stock. Any funding drawn down will have a three-year

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

term from the date of funding. Any borrowings are subject to cash payments of principal and interest at an interest rate of 7.5% per annum, as well as a terminal interest payment at the end of the three-year term equal to 9.2% of the aggregate principal amount borrowed during the term of the loan. Under the terms of the Loan Agreement and an intellectual property security agreement, the Company would grant to VLL a first priority security interest on certain assets, including limited intellectual property assets, in the event any borrowings occur. The Company may terminate this facility at any time without penalty as long as no borrowings have been drawn down from the facility.

In April 2005, the Company exercised the option to extend the period to allow it to draw funds under this facility. The Company extended the loan commitment date from April 30, 2005 to December 31, 2005 by issuing 37,500 shares of common stock to VLL in May 2005. The 37,500 shares of common stock issued will be recorded at fair market value and amortized over the remaining eight-month loan commitment period.

5. Lease Agreement

In March 2005, the Company entered into a new lease agreement for a facility in Brisbane, California. The term of the lease is 75 months. This agreement includes scheduled rent increases over the lease term and rent abatement for the first 15 months. In addition, the landlord may contribute up to $1,046,000 towards facility improvements. The Company will recognize rent expense on a straight-line basis over the term that the facility is physically utilized, taking into account the scheduled rent increases, rent abatement, rent holidays and the leasehold improvement allowance. Under the lease agreement, the Company provided the landlord with letters of credit amounting to $790,000, which are collateralized for the same amount by cash, cash equivalents and short-term investments held in a Company bank account. The Company has recorded the collateralized bank account balance as restricted cash.

Under this lease agreement, the future minimum lease commitment for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $55,000, $83,000, $677,000, $711,000 and $745,000, respectively.

6. Litigation

On December 20, 2004, the Company initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, the Company, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. The Company initiated these litigations because the Company believes that Insmed and Avecia are infringing on the Company’s patents that cover Insmed’s product’s use and manufacture.

The Company cannot predict the outcome of this litigation against Avecia and Insmed in the United Kingdom or the outcome of the litigation against Insmed in the United States. Moreover, the Company cannot predict the cost of such litigation, which may require a substantial diversion of financial assets and other resources and consequently prevent the Company from allocating sufficient resources to the development of the Company’s rhIGF-1 programs, and which may have a material adverse effect on the Company’s business. In addition, if the outcome of the litigation in the United Kingdom is not favorable to the Company, the Company is likely to be found liable for the opposing parties’ costs incurred in connection with the litigation, and the Company could be found liable for an award of additional damages to the opposing parties if the court decides that the Company’s claims of patent infringement are without sufficient merit or not pursued in good faith. If in the Company’s litigation in the United States, the court decides Insmed prevails, and Insmed establishes by clear and convincing evidence that the case is exceptional (e.g., the Company’s claims of patent infringement were not pursued in good faith), the Company could be liable for an award of the opposing party’s costs and legal fees incurred in connection with the litigation and/or an award of other damages. Any such award or awards to the opposing party or parties could substantially increase the Company’s costs and exacerbate the negative impact that an unfavorable outcome in the case(s) could have on the Company’s business. Further, it is not uncommon in cases of this kind for a defendant to assert counterclaims, which could significantly increase the Company’s costs, potential liability for damages, and other risks arising from these lawsuits, and a court could find the Company liable for any such damages caused by Genentech as well.

Insmed and Avecia have challenged the validity of European Patent No. 0 571 417 in the Company’s litigation in the United Kingdom, and it is likely that Insmed will challenge the validity of U.S. Patent Nos. 5,187,151, 6,331,414 and/or 5,258,287 in the Company’s litigation in the United States. Even if the Company voluntarily drops these claims of patent infringement in the Company’s litigation in the United States and/or the United Kingdom, the opposing party or parties may pursue counterclaims for a declaratory judgment of invalidity against the asserted patent or patents in such action(s). If in the Company’s litigation in the United States the court awards a declaratory judgment finding invalid one or more of the claims of U.S. Patent No. 5,187,151, one or more of the claims of U.S. Patent No. 5,258,287, and/or one or more of the claims of U.S. Patent No. 6,331,414, and if the court’s finding of

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

invalidity in such declaratory judgment is upheld in whole or in part on appeal or if no appeal is taken, the Company would be unable to exclude others from using the affected claim or claims in the United States, which may decrease the Company’s ability to generate significant revenue from their rhIGF-1 programs and/or render any further development and commercialization of rhIGF-1 commercially infeasible for the Company. If in the Company’s litigation in the United Kingdom, the court awards a declaratory judgment finding invalid one or more of the claims of European Patent No. 0 571 417, and if the court’s finding of invalidity in such declaratory judgment is upheld in whole or in part on appeal or if no appeal is taken, the Company would be unable to exclude others from using the affected claim or claims in the United Kingdom, and any such finding of invalidity may have a similar adverse impact on the enforceability of the affected claim or claims in one or more of the other European countries in which European Patent No. 0 571 417 would otherwise be in force, which may decrease the Company’s ability to generate significant revenue from their rhIGF-1 programs and/or render any further development and commercialization of rhIGF-1 commercially infeasible for the Company.

On February 18, 2005, Insmed filed a Motion to Dismiss, or in the Alternative, for Summary Judgment, in the Company and Genentech’s litigation against Insmed in U.S. District Court. The motion was made on grounds that the Court lacked subject matter jurisdiction for the Company and Genentech’s claims against Insmed for the infringement of U.S. Pat. Nos. 5,187,151, 6,331,414 and/or 5,258,287. On April 15, 2005, the U.S. District Court issued an order that granted Insmed’s Motion to Dismiss and dismissed the Company’s and Genentech’s First Amended Complaint, with leave for the Company and Genentech to file an amended complaint within 30 days of the Court’s order. In addition, the Court’s order denied the summary judgment aspects of Insmed’s motion.

On April 22, 2005, the Company and Genentech filed a Second Amended Complaint against Insmed and Celtrix Pharmaceuticals, Inc. in U.S. District Court. The Second Amended Complaint reiterates the Company’s claims alleging that the activities of Insmed will infringe U.S. Pat. Nos. 5,187,151; 6,331,414; and 5,258,287; introduces new claims alleging that the activities of Celtrix, a predecessor of Insmed, infringed U.S. Pat. Nos. 5,187,151 and 5,258,287 and alleges that Insmed bears liability for such infringing activities of Celtrix. The Case Management Conference in this matter is scheduled for June 10, 2005. Both sides have been served with discovery requests.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of short stature and other related metabolic disorders. Our current product candidate is Increlex, recombinant human insulin-like growth factor-1, or rhIGF-1. We licensed the rights of Genentech to develop, manufacture and commercialize rhIGF-1 products for a broad range of indications, including short stature, worldwide. Our initial focus is on developing Increlex as a replacement therapy for primary IGF-1 deficiency, or Primary IGFD. We define the indication Primary IGFD to mean a child who has a height standard deviation score, or Height SDS, and an IGF-1 standard deviation score, or IGF-1 SDS, of less than minus two, and the indication Severe Primary IGFD to mean a child who has a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. We submitted a New Drug Application, or NDA, to the FDA in February 2005 seeking approval of long-term rhIGF-1 replacement therapy for Severe Primary IGFD, based on Phase III clinical trial data. Our NDA was accepted for filing and granted priority review by the FDA in April 2005. We have initiated one late-stage clinical trial for the use of rhIGF-1 in Primary IGFD and plan to initiate another.

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

In April 2002, we licensed from Genentech intellectual property to develop and commercialize rhIGF-1 for a broad range of indications, including short stature and diabetes in the United States. In December 2002, we entered into a development and commercial supply contract for the manufacture of bulk rhIGF-1 drug substance with Cambrex Bio Science Baltimore, Inc., or Cambrex Baltimore. In July 2003, we signed an international license and collaboration agreement with Genentech obtaining its rights to develop and commercialize rhIGF-1 products outside of the United States for all indications other than diseases and conditions of the central nervous system. In addition, we must enter into a written agreement with another company if we desire to commercialize Increlex for the treatment of diabetes outside of the United States.

As of March 31, 2005, we had approximately $92.1 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and public offerings of common stock. In 2002, we raised $20.0 million through the sale of shares of our Series A preferred stock. In 2003, we raised $43.8 million through the sale of shares of our Series B preferred stock. On March 22, 2004, we completed our initial public offering of common stock in which we raised net cash proceeds of approximately $43.1 million and received an additional $6.9 million of net cash proceeds on April 2, 2004 in connection with the underwriters’ exercise of their option to purchase additional shares. On February 11, 2005, we completed our follow-on public offering of common stock in which we raised net cash proceeds of approximately $51.2 million.

On January 21, 2005, we entered into a loan Agreement with Venture Leasing & Lending IV, Inc., or VLL, under which we have the option to draw down funds in the aggregate principal amount of up to $15,000,000. We paid a $75,000 fee as part of this loan agreement and issued to VLL 75,000 shares of our common stock, which are held in escrow, subject to certain conditions. The $75,000 fee will be refunded to us if we borrow a minimum of $1.0 million under this facility. The 75,000 shares of common stock issued were recorded at fair market value and are being amortized over the initial 3 ½ month loan commitment period. The option to draw funding under this loan agreement is subject to additional issuances of up to a maximum of 112,500 shares of our common stock. Any funding drawn down will have a three-year term from the date of funding. Any borrowings are subject to cash payments of principal and interest at an interest rate of 7.5% per annum, as well as a terminal interest payment at the end of the three year term equal to 9.2% of the aggregate principal amount borrowed during the term of the loan. Under the terms of the loan agreement and an intellectual property security agreement, we would grant to VLL a first priority security interest on certain assets, including limited intellectual property assets, in the event any borrowings occur. We may terminate this facility at any time without penalty as long as no borrowings have been drawn down from the facility. In April 2005, we exercised our option to extend the period to allow us to draw funds under this facility. We extended the loan commitment date from April 30, 2005 to December 31, 2005 by issuing 37,500 shares of our common stock to VLL in May 2005. The 37,500 shares of our common stock will be recorded at fair market value and amortized over the remaining eight-month loan commitment period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related costs, non-cash stock compensation, facility costs, insurance, information technology, legal fees and accounting services. Other costs include sales and marketing activities such as pre-launch planning and medical education activities. During 2004, we continued to expand our corporate staffing and infrastructure and initiated planning for sales and marketing activities. We expect selling, general and administrative expenses in 2005 to increase due to associated costs with the annualized effect of 2004 personnel additions, legal expenses, personnel additions in 2005, increased pre-launch activities and the activities associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the reassessed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through January 31, 2004, we recorded deferred stock compensation of $10.9 million. At March 31, 2005, we had a total of $5.6 million of deferred stock compensation remaining to be amortized over the vesting period of the stock options of approximately three years. In the quarter ended March 31, 2005, we reversed $0.2 million of previously recognized stock compensation due to the forfeiture of unvested stock options from employee terminations. We have not recorded any additional deferred stock compensation subsequent to January 31, 2004.

The total unamortized deferred stock compensation recorded for all option grants through January 31, 2004, net of the amounts reversed associated with forfeited stock options will be amortized as follows: $2.5 million for the year ending December 31, 2005; $2.4 million for the year ending December 31, 2006; and $1.3 million for the year ending December 31, 2007.

Clinical Trial Expenses

In the normal course of business, we contract with third-party clinical research organizations to perform various clinical trial activities. We recognize research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. We match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events as specified in each clinical study or trial contract.

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

Recent Accounting Development

On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which is effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS No. 123R such that we are allowed to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We are currently evaluating option valuation methodologies and assumptions and therefore have not fully assessed the impact of adopting SFAS No. 123R. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted by us. We expect to continue to grant stock-based compensation to employees, and believe that the adoption of the new standard will most likely have a material impact on our results of operations.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Research and Development Expenses. Research and development expenses decreased to $4.9 million for the quarter ended March 31, 2005, from $5.7 million for the same period in 2004. The $4.9 million in expenses were comprised of internal personnel costs of $2.4 million, project costs associated with the establishment and validation of our manufacturing process at our contract manufacturer totaling $1.5 million and costs related to our development projects for Primary IGFD and Severe Primary IGFD totaling $1.0 million.

In the quarter ended March 31, 2005, project costs for the establishment and validation of our rhIGF-1 manufacturing process decreased by $1.4 million from the same period in 2004, primarily due to decreased production and validation activities at Cambrex Baltimore. The costs associated with our development projects for Primary IGFD and Severe Primary IGFD for the quarter ended March 31, 2005 increased by $0.2 million from the same period in 2004. The Primary IGFD and Severe Primary IGFD project costs related primarily to NDA filing preparations for Severe Primary IGFD, clinical trials in Primary IGFD, the conduct of several small studies and the analyses of clinical trial data. Personnel costs for the quarter ended March 31, 2005 increased by $0.4 million from the same period in 2004. In 2005, we expect that our project costs will be focused on inspection preparation activities at our contract manufacturers and costs related to clinical trials in Primary IGFD.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4.2 million for the quarter ended March 31, 2005, from $1.9 million for the same period in 2004. The increase of $2.3 million was attributable to increased personnel costs of $0.9 million and increased corporate administration expenses such as legal, consulting, insurance, audit and other expenses of $1.4 million. We expect selling, general and administrative expenses in 2005 to increase due to associated costs with the annualized effect of 2004 personnel additions, legal expenses, personnel additions in 2005, increased pre-launch activities and the activities associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Acquired In-Process Research and Development. Acquired in-process research and development expense was $0.3 million in the quarter ended March 31, 2004. We did not incur acquired in-process research and development expenses in the comparable quarter in 2005. The costs in 2004 resulted from the execution of a patent license.

Interest expense. Interest expense was $0.5 million for the quarter ended March 31, 2005. There was no interest expense in the comparable quarter in 2004. In January 2005, we entered into a loan agreement with Venture Leasing & Lending IV, Inc. (“VLL”), under which we issued 75,000 shares of our common stock to VLL. The common stock was valued at $720,000 on the date of issuance, and is being amortized over the period of the initial loan commitment, through April 30, 2005, as interest expense.

Interest and Other Income, net. Interest and other income, net, increased to $0.4 million for the quarter ended March 31, 2005, from $0.1 million for the same period in 2004. The increase was due to interest on higher average cash, cash equivalents and short-term investment balances as a result of the cash proceeds received from our initial public offering in March 2004 and our follow-on public offering in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2005, we had an accumulated deficit of $128.6 million, which was primarily comprised of $85.6 million of accumulated net losses and $44.2 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception with net cash proceeds of $66.4 million in private equity financings and $101.2 million from our public offerings of common stock.

Cash Flow

Cash, cash equivalents and short-term investments totaled $92.1 million at March 31, 2005, compared to $52.0 million at December 31, 2004. The increase was primarily due to net proceeds of $51.2 million from the issuance of common stock in our follow-on public offering, partially offset by cash used in operating activities of $10.9 million. The increase in net cash used in operating activities was due to increased personnel and infrastructure costs and our development projects for Severe Primary IGFD and Primary IGFD.

Net cash used in investing activities totaled $30.0 million in the quarter ended March 31, 2005, compared to $19.6 million in the same period in 2004. Net cash used in investing activities represent purchases, sales and maturities of investments and purchases of property and equipment. Net purchases of short-term investments were $29.8 million in the quarter ended March 31, 2005, an increase of $10.3 million from the same period in 2004. The increase in net purchases of short-term investments was due to timing of maturities, sales and purchases of short-term investments. Purchases of property and equipment were $0.3 million and $0.2 million in the quarters ended March 31, 2005 and 2004, respectively.

Net cash provided by financing activities for the quarter ended March 31, 2005 was $51.1 million, compared to $43.2 million for the same period in 2004. Net cash provided by financing activities primarily relate to net proceeds received from our public offerings of common stock in the quarters ended March 31, 2005 and 2004, respectively.

Senior Credit Facility

On January 21, 2005, we entered into a loan agreement with VLL under which we have the option to draw down funds in the aggregate principal amount of up to $15,000,000. We paid a $75,000 fee as part of this loan agreement and issued VLL 75,000 shares of our common stock, which are held in escrow, subject to certain conditions. The $75,000 fee will be refunded to us if we borrow a minimum of $1.0 million under this facility. The 75,000 shares of common stock issued were valued at fair market value, which are being amortized over the initial 3 ½ month loan commitment period. The option to draw funding under this loan agreement is subject to additional issuances of up to a maximum of 112,500 shares of our common stock. Any funding drawn down will have a three-year term from the date of funding. Any borrowings are subject to cash payments of principal and interest at an interest rate of 7.5% per annum, as well as a terminal interest payment at the end of the three-year term equal to 9.2% of the aggregate principal amount borrowed during the term of the loan. Under the terms of the loan agreement and an intellectual property security agreement, we would grant to VLL a first priority security interest on certain assets, including limited intellectual property assets, in the event any borrowings occur. We may terminate this facility at any time without penalty as long as no borrowings have been drawn down from the facility. In April 2005, we exercised our option to extend the period to allow us to draw funds under this facility. We extended the loan commitment date from April 30, 2005 to December 31, 2005 by issuing 37,500 shares of our common stock to VLL in May 2005. The 37,500 shares of common stock issued will be valued at fair market value, and amortized over the remaining eight-month loan commitment period.

Litigation

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these litigations because we believe that Insmed and Avecia are infringing on our patents that cover Insmed’s product’s use and manufacture.

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

On February 18, 2005, Insmed filed a Motion to Dismiss, or in the Alternative, for Summary Judgment, in our and Genentech’s litigation against Insmed in U.S. District Court. The motion was made on grounds that the Court lacked subject matter jurisdiction for our and Genentech’s claims against Insmed for the infringement of U.S. Pat. Nos. 5,187,151, 6,331,414 and/or 5,258,287. On April 15, 2005, the U.S. District Court issued an order that granted Insmed’s Motion to Dismiss and dismissed our and Genentech’s First Amended Complaint, with leave for us and Genentech to file an amended complaint within 30 days of the Court’s order. In addition, the Court’s order denied the summary judgment aspects of Insmed’s motion.

On April 22, 2005, we and Genentech filed a Second Amended Complaint against Insmed and Celtrix Pharmaceuticals, Inc. in U.S. District Court. The Second Amended Complaint reiterates our claims alleging that the activities of Insmed will infringe U.S. Pat. Nos. 5,187,151; 6,331,414; and 5,258,287; introduces new claims alleging that the activities of Celtrix, a predecessor of Insmed, infringed U.S. Pat. Nos. 5,187,151 and 5,258,287 and alleges that Insmed bears liability for such infringing activities of Celtrix. The Case Management Conference in this matter is scheduled for June 10, 2005. Both sides have been served with discovery requests.

Contractual Obligations and Commercial Commitments

Our contractual obligations as of March 31, 2005 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,754	$71	$977	$1,486	$1,220

Our commitments for operating leases include leases for real estate covering our present and future facility and office equipment.

In March 2005, we entered into a new lease agreement for a facility in Brisbane, California. The term of the lease is 75 months, and rent is abated for the first 15 months. The minimum lease commitment for this lease has been included in the table above.

We have contractual payment obligations, the timing of which is contingent on future events. Under our license agreements with Genentech, aggregate payments of up to $1.5 million would be due if milestones relating to the initial product approvals of rhIGF-1 for Severe Primary IGFD in the United States and Europe are achieved. Additional milestone payments would be due for subsequent indication approvals, including for approvals of products consisting of rhIGF-1 or IGF binding protein 3, in the United States or in Europe.

Under our agreement with Cambrex Baltimore, we are obligated to reimburse Cambrex Baltimore on a time and materials and per batch basis in connection with the establishment and validation of our rhIGF-1 manufacturing process. We estimate that our remaining fiscal 2005 purchase commitment to Cambrex Baltimore as of March 31, 2005 is approximately $3.1 million for the remainder of 2005.

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents and short-term investments as of March 31, 2005 of $92.1 million and proceeds available under our senior credit facility will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2006 based on our current business plan. We plan to make significant expenditures to support our marketing, sales, regulatory and clinical trial activities. As of March 31, 2005, the establishment and validation of our rhIGF-1 manufacturing process and the development projects for Severe Primary IGFD were substantially complete, and we filed our NDA for Severe Primary IGFD in February 2005. In October 2004, we initiated a Phase III clinical trial for Primary IGFD and expect to initiate additional clinical trials. Our projects may be subject to change from time to time as we evaluate our research and development priorities and available resources. These projects may also yield varying results that could delay, limit or change the timing of a project’s advancement through various stages of product development and significantly impact the costs to be incurred in bringing a project to completion. As a result, the costs to complete such projects, as well as the timing of net cash outflows, are not reasonably estimable.

Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	the costs, timing and scope of domestic and international regulatory approvals for rhIGF-1;

•	our ability to market and sell rhIGF-1 that generates significant revenues;

•	the commercial readiness of our rhIGF-1 manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of drug product manufacturing and results of stability and product comparability studies performed at third-party contractors;

•	the rate of progress and cost of our future clinical trials and other research and development activities;

•	the pace of expansion of administrative expenses; and

•	the status of competing products.

Due to the significant risks and uncertainties inherent in the manufacturing, clinical development and regulatory approval processes, the costs to complete our projects through product commercialization are not accurately predictable. Results from regulatory review, manufacturing operations and clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, our development projects are subject to risks, uncertainties and changes that may significantly impact cost projections and timelines. As a result, our capital requirements may increase in future periods.

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

We are a development stage company focused on the development and commercialization of Increlex™ for the treatment of short stature and other endocrine disorders. From our inception in October 2000 through March 31, 2005, we have accumulated a deficit of $128.6 million. We have not generated and may not be able to generate any revenue from operations and may not be able to attain profitability. We incurred a net loss of $9.1 million during the quarter ended March 31, 2005. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop and commercialize Increlex for Severe Primary IGFD and Primary IGFD. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

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

We need FDA approval to market Increlex for therapeutic uses in the United States. We are currently developing Increlex for the treatment of Severe Primary IGFD and Primary IGFD. We submitted an NDA in the United States for marketing Increlex for the treatment of Severe Primary IGFD in February 2005, which was accepted for filing and granted priority review by the FDA in April 2005. The FDA has substantial discretion in the approval process and may:

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

In the protocol for the Phase III clinical trial that we are using to support our NDA filing for Severe Primary IGFD, the disease being treated was identified as growth hormone insensitivity syndrome, or GHIS. Everywhere in this report where we discuss existing Phase III clinical trial results for rhIGF-1, such results were from children identified at the time as having GHIS. However, there are varying academic and clinical terminologies that describe children with GHIS and IGF-1 deficiency. We believe that the disease described by the term Severe Primary IGFD is substantially equivalent to the disease described by the term GHIS, relates to approximately the same number of pediatric patients and accurately describes the pediatric patient population for which we will be filing our NDA and seeking regulatory marketing approval.

If the FDA disagrees with us and determines that Severe Primary IGFD is not substantially equivalent to GHIS and/or that the number of children with GHIS are less than those with Severe Primary IGFD, the FDA may:

•	determine that our data do not support an NDA filing for Severe Primary IGFD;

•	may not approve our NDA for the treatment of Severe Primary IGFD; and/or

•	may limit our approval and/or restrict our marketing labeling to a small subset of patients with Severe Primary IGFD.

Even if the FDA agrees with us that Severe Primary IGFD is substantially equivalent to GHIS, the FDA may:

•	still determine that our data do not support an NDA filing for Severe Primary IGFD or GHIS;

•	not approve our NDA for the treatment of Severe Primary IGFD or GHIS; and/or

•	limit our approval and/or restrict our marketing labeling to a small subset of patients with Severe Primary IGFD.

Since our marketing approval for Severe Primary IGFD is key to our business plan and development of Increlex, any of the FDA’s determinations, requirements or labeling restrictions discussed above would substantially harm our business.

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

We will need to file similar applications with regulatory authorities in foreign countries to market Increlex for any indications in those countries. We have not yet filed a regulatory application in Europe. If we fail to obtain European approval, the geographic market for Increlex would be limited. If such approval is delayed, it would postpone our ability to generate revenues in Europe.

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

Increlex has received from the FDA orphan drug designation for the treatment of GHIS. We believe that the disease described by the term Severe Primary IGFD is substantially equivalent to the disease described by the term GHIS, relates to approximately the same number of pediatric patients, and accurately describes the pediatric patient population for which we have filed our NDA and are seeking regulatory marketing approval. However, with respect to orphan drug designation, the FDA may determine that Severe Primary IGFD is not substantially equivalent to GHIS and/or that the number of children who have GHIS is less than those with

Severe Primary IGFD. Accordingly, even if we were to receive an FDA marketing approval for Severe Primary IGFD, our orphan drug marketing designation and exclusivity may be limited to a small subset of children with Severe Primary IGFD. We cannot predict the size of the subset of children with Severe Primary IGFD to which our orphan drug marketing exclusivity may be limited. If we do not obtain orphan drug marketing exclusivity for Severe Primary IGFD, we could face competition for these patients, and our business would be harmed.

We are aware of a drug being developed by Insmed Incorporated, which we believe is a combination product containing rhIGF-1, that is in development for the treatment of GHIS. In January 2005, Insmed announced that it had filed an NDA for its combination product for the GHIS indication. In March 2005, Insmed announced that the FDA had accepted Insmed’s NDA for filing, and in April 2005, Insmed announced that the FDA had granted its NDA filing priority review, which could lead to FDA approval of Insmed’s product by July 3, 2005. This product has received an orphan drug designation from the FDA, and in Europe, the European Medicines Agency, or EMEA, for the treatment of GHIS. The FDA and EMEA could determine that this other product is the same drug as our product or that our product is contained within this other product and is used for the same indication. If the FDA or EMEA make this determination and Insmed’s product is approved first, the approval of Increlex for either Severe Primary IGFD or Primary IGFD could be blocked for up to seven and one-half years in the United States, and ten years in Europe, which could force us to curtail or cease our operations. Even if our product is approved first, we may not be able to benefit from the orphan drug marketing exclusivity if Insmed’s product is determined by the FDA or EMEA to be clinically superior because products that are clinically superior may be approved for marketing by the FDA and EMEA notwithstanding our initial approval and our initial orphan drug marketing exclusivity.

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

We have contracted with AAI Development Services, a division of aaiPharma Inc., or AAI, to perform some of the testing and characterization work on Increlex. AAI has publicly disclosed that it has financial difficulties, a substantially new management team, is pursuing asset sales and seeking Chapter 11 bankruptcy protection. If there are business interruptions at AAI resulting from its financial condition, or for any other reason, we may need to reassign all or a portion of AAI’s work to an alternative contractor, and our NDA approval may be delayed or prevented.

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

There is no drug in the United States or Europe approved as a replacement therapy for the treatment of Severe Primary IGFD, Primary IGFD or Adult IGFD. In January 2005, Insmed announced that it had filed an NDA for its combination product for the treatment of GHIS. In March 2005, Insmed announced that the FDA had accepted Insmed’s NDA for filing, and in April 2005, Insmed announced that the FDA had granted its NDA filing priority review, which could lead to FDA approval of Insmed’s product by July 3, 2005. In addition, we are aware that Chiron Corporation has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex.

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

In addition, a third party may claim that we are using its inventions covered by its patents and may initiate litigation to stop us from engaging in our operations and activities. Although no third party has claimed that we are infringing on their patents, patent lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having infringed the other party’s patents. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do so. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

We believe that our cash, cash equivalents and short-term investments as of March 31, 2005 of $92.1 million and proceeds available under our senior credit facility will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2006 based on our current business plan. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations.

Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	the costs, timing and scope of domestic and international regulatory approvals for rhIGF-1;

•	our ability to market and sell rhIGF-1;

•	the commercial readiness of our rhIGF-1 manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of drug product manufacturing and results of stability and product comparability studies performed at third-party contractors;

•	the rate of progress and cost of our future clinical trials and other research and development activities;

•	the pace of expansion of administrative expenses; and

•	the status of competing products.

We have no committed sources of capital and do not know whether additional financing will be available when needed, or, if available, that the terms will be favorable. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.

Our ability to implement our business plan requires an effective planning and management process. As of March 31, 2005, we had 63 full-time employees, and we may need to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We expect that our anticipated future growth will place a significant strain on our management, systems and resources. In particular, to fulfill our strategy to commercialize Increlex in the United States, we may need to hire a significant number of additional employees. To manage the anticipated growth of our operations, we will need to increase management resources and implement new financial and management controls, reporting systems and procedures. If we are unable to manage our growth, we could be unable to execute our business strategy.

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

Our success depends on our continued ability to attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists and clinicians. We are highly dependent on our current management and key medical, scientific and technical personnel, including: Dr. John A. Scarlett, our President and Chief Executive Officer; Dr. Ross G. Clark, our Chief Technical Officer; Timothy P. Lynch, our Chief Financial Officer and Treasurer; Dr. Thorsten von Stein, our Chief Medical Officer; Stephen N. Rosenfield, our General Counsel and Secretary; and Chris Rivera, our Senior Vice President of Commercial Operations, whose knowledge of our industry and technical expertise would be extremely difficult to replace.

We have at will employment contracts with all of our executive officers. All of our executive officers may terminate their employment without cause or good reason and, without notice to us, except for Mr. Lynch. Mr. Lynch may terminate his employment with two weeks notice to us..

Risks Related to Our Common Stock

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of April 15, 2005, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 64.7% of our common stock. Our greater than five percent beneficial owners include entities affiliated with MPM Capital, which beneficially owned 22.4%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 12.1%; MedImmune, Inc., which beneficially owned 9.5%; and entities affiliated with Rho Ventures, which beneficially owned 9.5%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in March 2004, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	estimates of our business potential and earnings prospects;

•	announcements by us or our competitors of new clinical trial results, regulatory filings or developments, new products, significant acquisitions, strategic partnerships or joint ventures;

•	if Insmed’s Somatokine® receives orphan drug exclusivity over Increlex;

•	deviations from analysts’ projections regarding business potential and earnings prospects;

•	an assessment of our management;

•	quarterly variations in our operating results;

•	significant developments in the businesses of biotechnology companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of biotechnology companies;

•	additions or departures of key personnel;

•	changes in the structure of healthcare payment or reimbursement systems, regulations or policies;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock;

•	general economic, industry and market conditions; and

•	volume fluctuations, which are particularly common among highly volatile securities of biotechnology companies.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of March 31, 2005, we had 31,578,517 outstanding shares of common stock. Of these shares, the 13,225,000 shares sold in our public offerings that were outstanding as of March 31, 2005 were freely tradable without restriction or further registration, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act of 1933. The remaining 18,353,517 shares outstanding as of March 31, 2005 are now freely tradable, subject to volume limitations, certain restrictions on sales by affiliates and vesting in the case of early exercised options.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. The holders of 17,285,928 shares of our common stock outstanding as of March 31, 2005 are entitled to registration rights.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, has not changed significantly.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on their evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in periodic reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings.

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these litigations because we believe that Insmed and Avecia are infringing on our patents that cover Insmed’s product’s use and manufacture.

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

On February 18, 2005, Insmed filed a Motion to Dismiss, or in the Alternative, for Summary Judgment, in our and Genentech’s litigation against Insmed in U.S. District Court. The motion was made on grounds that the Court lacked subject matter jurisdiction for our and Genentech’s claims against Insmed for the infringement of U.S. Pat. Nos. 5,187,151, 6,331,414 and/or 5,258,287. On April 15, 2005, the U.S. District Court issued an order that granted Insmed’s Motion to Dismiss and dismissed our and Genentech’s First Amended Complaint, with leave for us and Genentech to file an amended complaint within 30 days of the Court’s order. In addition, the Court’s order denied the summary judgment aspects of Insmed’s motion.

On April 22, 2005, we and Genentech filed a Second Amended Complaint against Insmed and Celtrix Pharmaceuticals, Inc. in U.S. District Court. The Second Amended Complaint reiterates our claims alleging that the activities of Insmed will infringe U.S. Pat. Nos. 5,187,151; 6,331,414; and 5,258,287; introduces new claims alleging that the activities of Celtrix, a predecessor of Insmed, infringed U.S. Pat. Nos. 5,187,151 and 5,258,287 and alleges that Insmed bears liability for such infringing activities of Celtrix. The Case Management Conference in this matter is scheduled for June 10, 2005. Both sides have been served with discovery requests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 22, 2004, we completed our initial public offering of 5,500,000 shares of our common stock at a public offering price of $9 per share. On April 2, 2004, we received net cash proceeds from the issuance of 825,000 shares of common stock in connection with the underwriters’ exercise of the over-allotment option. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-108729) that was declared effective by the SEC on March 16, 2004. The aggregate purchase price of the offering was $56,925,000. The net offering proceeds to us after deducting total expenses and underwriting discounts and commissions were $50,021,000. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We are using, and intend to continue to use, these proceeds for general corporate purposes, including research and development expenses, manufacturing expenses, clinical trials and selling, general and administrative expenses. No such payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for Board or Board committee service.

The amount and timing of our actual expenditures may vary significantly depending on numerous factors, such as the progress of our product development and commercialization efforts and the amount of cash used by our operations.

Item 5. Other Information

Thomas Silberg, our Chief Operating Officer, has resigned his employment with us effective June 30, 2005. We have entered into a severance agreement with Mr. Silberg, the key terms of which are as follows: six months of salary after June 30, 2005; up to a maximum of five months of additional salary if Mr. Silberg hasn’t accepted full-time employment with another employer prior to May 31, 2006; on June 30, 2005, the vesting of Mr. Silberg’s unvested options for the purchase of 106,252 shares of our common stock will be accelerated; from June 30, 2005, Mr. Silberg will have until June 30, 2006 to exercise any of his 87,499 vested and 106,252 accelerated vested options to purchase our common stock; full COBRA dental benefits will be paid by us until the earlier of May 31, 2006 or the date that Mr. Silberg is able to obtain coverage for equivalent benefits from another employer; and we have waived our right to be repaid for Mr. Silberg’s $50,000 signing bonus that would be repayable to us under the terms of his offer letter agreement with us even though Mr. Silberg did not remain employed with us for 18 months.

Item 6. Exhibits

3.1	Certificate of Incorporation (1)

3.2	By-laws (2)

4.1	Form of Specimen Stock Certificate (2)

10.6F	Lease Agreement dated March 7, 2005 between 2000 Sierra Point, LLC and the Registrant (3)

10.9S	Executive Officer Compensation Arrangements (4)

10.9U	Employment letter to Christopher E. Rivera, dated March 31, 2005*

10.12A	Loan Agreement, dated January 21, 2005, between Venture Lending & Leasing IV, Inc. and the Registrant (5)

10.12B	Common Stock Purchase Agreement, dated January 21, 2005, between Venture Lending & Leasing IV, LLC and the Registrant (5)

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Management contract or compensation plan or arrangement.
(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-108729), and amendments thereto, declared effective on March 16, 2004.
(3)	Incorporated by reference to the Registrant’s annual report on Form 10-K (File No. 000-50461) filed on March 24, 2005.
(4)	Incorporated by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s current reports on Form 8-K (File No. 000-50461) filed on February 28, 2005 and March 18, 2005.
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No 333-122224) and amendments thereto, declared effective on February 7, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005

TERCICA, INC. (Registrant)

/s/ Timothy P. Lynch
Timothy P. Lynch Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)