Form 10-Q
period 2005-09-30
TERCICA INC
filed 2005-11-04
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 25, 2005, there were 31,642,775 shares of the registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

INDEX

		Page
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

Condensed Balance Sheets – September 30, 2005 and December 31, 2004		3

Condensed Statements of Operations – Three and nine months ended September 30, 2005 and 2004, and the period from October 1, 2000 (inception) through September 30, 2005		4

Condensed Statements of Cash Flows – Nine months ended September 30, 2005 and 2004, and the period from October 1, 2000 (inception) through September 30, 2005		5

Notes to Condensed Financial Statements		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM 6.	EXHIBITS	39

Signature		40

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$23,644	$14,126
Short-term investments	47,336	37,875
Inventories	635	—
Prepaid expenses and other current assets	1,661	705

Total current assets	73,276	52,706
Property and equipment, net	4,332	2,266
Restricted cash	340	—
Other assets	90	50

Total assets	$78,038	$55,022

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,127	$3,967
Accrued expenses	4,162	3,032
Liability for early exercise of stock options	89	165

Total current liabilities	7,378	7,164
Deferred rent	1,331	—
Other liabilities	40	181

Total liabilities	8,749	7,345
Commitments and contingencies
Stockholders’ equity:
Common stock	31	24
Additional paid-in capital	225,194	173,621
Deferred stock compensation	(3,389)	(6,388)
Accumulated other comprehensive loss	(12)	(72)
Deficit accumulated during the development stage	(152,535)	(119,508)

Total stockholders’ equity	69,289	47,677

Total liabilities and stockholders’ equity	$78,038	$55,022

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 1, 2000 (inception) through September 30, 2005
	2005	2004	2005	2004
Costs and expenses:
Research and development*	$5,681	$7,442	$16,871	$20,272	$66,496
Selling, general and administrative*	6,393	3,503	17,031	8,757	37,021
Acquired in-process research and development	—	—	—	1,417	8,158

Total costs and expenses	(12,074)	(10,945)	(33,902)	(30,446)	(111,675)
Interest expense	(106)	—	(899)	—	(1,005)
Interest and other income, net	662	268	1,774	633	3,173

Net loss	(11,518)	(10,677)	(33,027)	(29,813)	(109,507)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(44,153)

Net loss allocable to common stockholders	$(11,518)	$(10,677)	$(33,027)	$(29,813)	$(153,660)

Basic and diluted net loss per share allocable to common stockholders	$(0.37)	$(0.45)	$(1.09)	$(1.68)

Shares used to compute basic and diluted net loss per share allocable to common stockholders	31,394	23,952	30,272	17,703

* Includes non-cash stock-based compensation expense as follows:

Research and development	$308	$344	$935	$1,095	$3,116
Selling, general and administrative	179	338	807	1,076	2,520

Total	$487	$682	$1,742	$2,171	$5,636

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Period from October 1, 2000 (inception) through September 30, 2005
	2005	2004
Cash flows from operating activities:
Net cash used in operating activities	$(30,788)	$(26,224)	$(91,324)

Cash flows from investing activities:
Purchases of property and equipment	(2,446)	(403)	(5,286)
Purchases of available-for-sale securities	(89,391)	(112,167)	(266,228)
Proceeds from sales and maturities of available-for-sale securities	80,600	93,405	218,565

Net cash used in investing activities	(11,237)	(19,165)	(52,949)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	63,960
Net proceeds from issuance of common stock	51,619	50,138	102,538
Other, net	(76)	—	1,419

Net cash provided by financing activities	51,543	50,138	167,917

Net increase in cash and cash equivalents	9,518	4,749	23,644
Cash and cash equivalents, beginning of period	14,126	1,949	—

Cash and cash equivalents, end of period	$23,644	$6,698	$23,644

Supplemental schedule of noncash activities:
Issuance of Series A convertible preferred stock to a collaboration partner in exchange for acquired in-process research and development	$—	$—	$4,071
Deferred stock compensation, net of forfeitures	$(1,341)	$3,727	$8,685
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$—	$44,153
Conversion of Series A and B convertible preferred stock into common stock	$—	$68,636	$68,636
Common stock issued for senior credit facility	$1,002	$—	$1,002
Other, net	$115	$137	$1,167

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

The Company is a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of short stature and other related metabolic disorders. The Company’s current product is Increlex™, recombinant human insulin-like growth factor-1 (“rhIGF-1”). The Company licensed the rights of Genentech to develop, manufacture and commercialize rhIGF-1 products for a broad range of indications, including short stature, worldwide. The Company’s initial focus is on developing Increlex as a replacement therapy for primary IGF-1 deficiency (“Primary IGFD”). The Company defines the indication Primary IGFD to mean a child who has a height standard deviation score (“Height SDS”) and an IGF-1 standard deviation score (“IGF-1 SDS”), of less than minus two, and the indication severe Primary IGFD to mean a child who has a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. The Company submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in February 2005 seeking approval of long-term rhIGF-1 replacement therapy for severe Primary IGFD, based on Phase III clinical trial data. The FDA approved the Company’s NDA in August 2005 and granted Increlex™ seven years of orphan drug marketing exclusivity for the long-term treatment of growth failure in children with severe Primary IGFD. The Company is conducting two late-stage clinical trials for the use of rhIGF-1 in Primary IGFD.

The Company is considered to be in the development stage as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning, preparing for the commercialization of Increlex and raising capital.

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

Inventories

Inventories are stated at the lower of cost or market and consist primarily of contract manufacturing costs for the production of Increlex that were incurred subsequent to the approval for marketing by the FDA. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for Increlex. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves may be established as deemed necessary by management for the difference between the cost and the market value. Reserves will be determined based on significant estimates by management.

Inventories consisted of work-in-process inventories as of September 30, 2005.

Research and Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. Research and development expenses consist primarily of contract manufacturing expenses associated with manufacturing development activities, clinical activities, regulatory activities, payroll and related costs, non-cash stock compensation, laboratory supplies and certain allocated costs. Manufacturing development primarily includes costs associated with process development and validation, quality control and assurance activities, analytical services and preparation for current good manufacturing procedures (cGMP) in order to provide clinical drug supply.

Prior to receiving regulatory approval, the Company charged all drug supply production costs to research and development. Some of these drug supply costs will ultimately be included in saleable finished goods inventory as our product has recently received regulatory approval. The sale of such products previously expensed would result in higher gross margins, which are dependent on several factors.

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

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

The fair value of each option grant is estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	3.2%	3.8%	2.8%
Volatility	0.5	0.8	0.5	0.8
Weighted-average expected life of options (years)	3.8	4.0	3.6	3.8
Dividend yield	—	—	—	—

During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Total deferred compensation of $6,888,000 was recorded in accordance with APB Opinion No. 25, and is being amortized over the related vesting period of the options. The Company recorded employee stock-based compensation expense of $467,000 and $663,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,658,000 and $2,097,000 for the nine months ended September 30, 2005 and 2004, respectively. During the three and nine months ended September 30, 2005, the Company reversed $230,000 and $1,341,000, respectively, of deferred stock compensation due to forfeitures of unvested stock options resulting from employee terminations. During the three and nine months ended September 30, 2004, the Company reversed $259,000 of deferred stock compensation due to forfeitures of unvested stock options resulting from employee terminations. The following table illustrates the effect on net loss allocable to common stockholders had the Company applied the fair value provisions of SFAS No. 123 to employee stock compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 1, 2000 (inception) through September 30, 2005
(In thousands except per share data)	2005	2004	2005	2004
Net loss allocable to common stockholders, as reported	$(11,518)	$(10,677)	$(33,027)	$(29,813)	$(153,660)
Plus: Employee stock compensation expense based on intrinsic value method	467	663	1,658	2,097	5,296
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,033)	(896)	(3,745)	(2,397)	(8,049)

Pro forma net loss allocable to common stockholders	$(12,084)	$(10,910)	$(35,114)	$(30,113)	$(156,413)

Net loss per share allocable to common stockholders:
Basic and diluted, as reported	$(0.37)	$(0.45)	$(1.09)	$(1.68)

Basic and diluted, pro forma	$(0.38)	$(0.46)	$(1.16)	$(1.70)

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

Clinical Trial Expenses

In the normal course of business, the Company contracts with third-party clinical research organizations to perform various clinical trial activities. The Company recognizes research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. The Company matches the recording of expenses in the financial statements to the actual services received and efforts expended. Depending on the timing of payments to the service providers, the Company records prepaids and accruals relating to clinical trials based on the estimate of the degree of completion of the event or events as specified in the specific clinical study or trial contract. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

Acquired In-Process Research and Development

Acquired in-process research and development relates to in-licensed technology, intellectual property and know-how. The nature of the remaining efforts for completion of research and development activities surrounding rhIGF-1 generally include completion of clinical trials, interpretation of clinical and preclinical data and obtaining marketing approval from foreign regulatory bodies, the cost, length and success of which are extremely difficult to determine. Numerous risks and uncertainties exist with timely and successful completion of development projects, including clinical trial results, manufacturing process development results, ongoing feedback from regulatory authorities, including obtaining marketing approval, and those risks and uncertainties set forth in Item 2 below under the heading “Risk Factors.” In addition, products under development may never be successfully commercialized due to the uncertainties associated with the pricing of new pharmaceuticals, the cost of sales to produce these products in a commercial setting, changes in the reimbursement environment, or the introduction of new competitive products. As a result of the uncertainties noted above, the Company charges in-licensed intellectual property and licenses for unapproved products to acquired in-process research and development.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(11,518)	$(10,677)	$(33,027)	$(29,813)
Change in unrealized losses on marketable securities	11	96	60	(36)

Comprehensive loss	$(11,507)	$(10,581)	$(32,967)	$(29,849)

Recent Accounting Pronouncement

On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which is effective for public companies in periods beginning after June 15, 2005. The Company is required to adopt this standard as of January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company has selected the Black-Scholes option-pricing model to be used for valuing share-based payments. The Company has also selected the modified prospective transition method, whereby compensation cost is recognized based on the requirements of SFAS No. 123R beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company has not fully assessed the impact of adopting SFAS No. 123R, but believes that the adoption of the new standard will most likely have a material impact on the Company’s results of operations. The Company expects to continue to grant stock-based compensation to employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Historical
Numerator:
Net loss allocable to common stockholders	$(11,518)	$(10,677)	$(33,027)	$(29,813)

Denominator:
Weighted-average common shares outstanding	31,417	24,021	30,306	17,784
Less: Weighted-average unvested common shares subject to repurchase	(23)	(69)	(34)	(81)

Denominator for basic and diluted net loss per share allocable to common stockholders	31,394	23,952	30,272	17,703

Basic and diluted net loss per share allocable to common stockholders	$(0.37)	$(0.45)	$(1.09)	$(1.68)

	Nine Months Ended September 30,
	2005	2004
Historical outstanding dilutive securities not included in diluted net loss per share allocable to common stockholders calculation
Options to purchase common stock	2,788,956	2,077,730

3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale securities (in thousands):

	September 30, 2005
	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Auction market preferred	$32,575	$—	$32,575
Commercial paper	27,925	—	27,925
Federal agency bonds	8,425	(12)	8,413
Repurchase agreements	1,080	—	1,080

Total available-for-sale debt securities	$70,005	$(12)	$69,993

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

	December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities maturing within 1 year:
Corporate bonds	$5,815	$(14)	$5,801
Commercial paper	9,346	(2)	9,344
Federal agency bonds	19,759	(26)	19,733
Municipal bonds	9,753	(30)	9,723

Total available-for-sale debt securities	$44,673	$(72)	$44,601

The Company’s financial instruments are classified as follows (in thousands):

	September 30, 2005	December 31, 2004
Cash	$1,327	$7,400
Cash equivalents	22,317	6,726

Cash and cash equivalents	23,644	14,126
Short-term investments	47,336	37,875
Long-term restricted cash	340	—

Total	$71,320	$52,001

There were no gross unrealized gains or realized gains or losses on the sale of available-for-sale securities for both periods presented.

4. Senior Credit Facility

On January 21, 2005, the Company entered into a Loan Agreement (the “Loan Agreement”) with Venture Leasing & Lending IV, Inc. (“VLL”) under which the Company has the option to draw down funds in the aggregate principal amount of up to $15,000,000. The Company paid a $75,000 fee as part of this Loan Agreement and issued 75,000 shares of its common stock to an affiliate of VLL, which are held in escrow, subject to certain conditions. The $75,000 fee will be refunded to the Company if it borrows a minimum of $1.0 million under this facility. The 75,000 shares of common stock issued were recorded at fair market value on the date of issuance of $720,000. As of September 30, 2005, the entire amount was amortized to interest expense. The option to draw funding under this Loan Agreement is subject to additional issuances of up to a maximum of 112,500 shares of the Company’s common stock. Any funding drawn down will have a three-year term from the date of funding. Any borrowings are subject to cash payments of principal and interest at an interest rate of 7.5% per annum, as well as a terminal interest payment at the end of the three-year term equal to 9.2% of the aggregate principal amount borrowed during the term of the loan. Under the terms of the Loan Agreement and an intellectual property security agreement, the Company would grant to VLL a first priority security interest on certain assets, including limited intellectual property assets, in the event any borrowings occur. The Company may terminate this facility at any time without penalty as long as no borrowings have been drawn down from the facility.

In April 2005, the Company exercised its option to extend the period during which it may draw down funds under the facility from April 30, 2005 to December 31, 2005. In connection with this extension, the Company issued 37,500 shares of its common stock to an affiliate of VLL in May 2005. The 37,500 shares of common stock were recorded at fair market value on the date of issuance of $282,000, which is being amortized over the extended eight-month loan commitment period. In connection with this stock issuance, the Company recognized $176,000 of interest expense for the period from May 2005 through September 2005. As of September 30, 2005, the Company had not borrowed any funds under this facility.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. Lease Agreement

In March 2005, the Company entered into a new lease agreement for a facility in Brisbane, California. The term of the lease is 75 months. This agreement includes scheduled rent increases over the lease term and rent abatement for the first 15 months. In September 2005, the Company received a $1,046,000 reimbursement from the landlord for facility improvements. The Company recognizes rent expense on a straight-line basis over the term that the facility is physically utilized, taking into account the scheduled rent increases, rent abatement, rent holidays and the leasehold improvement reimbursement. Under the lease agreement, the Company originally provided the landlord with letters of credit amounting to $790,000, which were subsequently reduced to $340,000 in September 2005 after the Company’s NDA was approved by the FDA in late August 2005. The remaining letter of credit is collateralized for the same amount by cash, cash equivalents and short-term investments held in a Company bank account. The Company has recorded the collateralized bank account balance as restricted cash.

Under this lease agreement, the future minimum lease commitment for the years ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter are $55,000, $83,000, $677,000, $711,000, $745,000 and $1,410,000, respectively.

6. Litigation

On December 20, 2004, the Company initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, the Company, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. The Company initiated these litigations because it believes that Insmed and Avecia are infringing and/or have infringed on the Company’s patents that cover Insmed’s product’s use and manufacture.

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

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

7. Shelf Registration

On September 9, 2005, the Company filed a shelf registration statement with the SEC pursuant to which the Company may, from time to time after the SEC declares the shelf registration statement effective, offer and sell shares of the Company’s common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, with a total value of up to $75,000,000, at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. As of November 4, 2005, the SEC had not yet declared the shelf registration statement effective.

8. Subsequent Event

On October 14, 2005, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which entitles the Company to sell and obligates Kingsbridge to purchase, a maximum of 6.0 million newly issued shares of the Company’s common stock over a period of three years for cash up to an aggregate of $75,000,000, subject to certain conditions and restrictions. The Company may draw down under the CEFF in tranches of up to the lesser of $7,000,000 or 2% of the Company’s market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of the Company’s common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short the Company’s stock, nor may it enter into any derivative transaction directly related to the Company’s stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of the Company’s closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 260,000 shares of the Company’s common stock at an exercise price of $13.12 per share. The exercise term of the warrant is five years beginning on April 14, 2006. The estimated fair value of the warrants is $1,196,000 and was valued on the date of grant using the Black-Scholes method using the following assumptions: a risk-free interest rate of 4.1%, a life of 5.5 years, no dividend yield and a volatility factor of 0.5.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of short stature and other related metabolic disorders. Our current product is Increlex, recombinant human insulin-like growth factor-1, or rhIGF-1. We licensed the rights of Genentech, Inc. to develop, manufacture and commercialize rhIGF-1 products for a broad range of indications, including short stature, worldwide. Our initial focus is on developing Increlex as a replacement therapy for primary IGF-1 deficiency, or Primary IGFD. We define the indication Primary IGFD to mean a child who has a height standard deviation score, or Height SDS, and an IGF-1 standard deviation score, or IGF-1 SDS, of less than minus two, and the indication severe Primary IGFD to mean a child who has a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. We submitted a New Drug Application, or NDA, to the FDA in February 2005 seeking approval of long-term rhIGF-1 replacement therapy for severe Primary IGFD, based on Phase III clinical trial data. The FDA approved our NDA in August 2005 and granted Increlex seven years of orphan drug marketing exclusivity for the long-term treatment of growth failure in children with severe Primary IGFD. See “Risks Related to our Business” below for further details related to this orphan drug marketing exclusivity. We are conducting two late-stage clinical trials for the use of rhIGF-1 in Primary IGFD.

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

As of September 30, 2005, we had approximately $71.0 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and public offerings of our common stock. In 2002, we raised $20.0 million through the sale of shares of our Series A preferred stock. In 2003, we raised $43.8 million through the sale of shares of our Series B preferred stock. On March 22, 2004, we completed our initial public offering of common stock in which we raised net cash proceeds of approximately $43.1 million and received an additional $6.9 million of net cash proceeds on April 2, 2004 in connection with the underwriters’ exercise of their option to purchase additional shares. On February 11, 2005, we completed our follow-on public offering of common stock in which we raised net cash proceeds of approximately $51.1 million.

In January 2005, we entered into a loan agreement with Venture Leasing & Lending IV, Inc., or VLL, under which we have the option to draw down funds in the aggregate principal amount of up to $15.0 million. As of September 30, 2005, we had not borrowed any funds under this facility which expires on December 31, 2005.

In October 2005, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which entitles us to sell and obligates Kingsbridge to purchase a maximum of 6.0 million newly issued shares of our common stock over a three-year period for cash up to an aggregate of $75.0 million, subject to certain conditions and restrictions. See the discussion below under “Committed Equity Financing Facility” for further details on the CEFF.

Revenues

We have not generated any operating revenues since our inception and do not expect to generate any revenue from the sale of our current product, Increlex, until at least early 2006, if at all.

Research and Development Expenses

Research and development expenses consist primarily of contract manufacturing and laboratory expenses, costs associated with clinical and regulatory activities, payroll and related costs, non-cash stock compensation, laboratory supplies and certain allocated costs. Our research and development activities are primarily focused on manufacturing development activities at our contract manufacturers, using that process to make drug product suitable for clinical use and commercial sale and development activities related to severe Primary IGFD and Primary IGFD. Because we licensed non-clinical, clinical and manufacturing data and know-how related to rhIGF-1 from Genentech in 2002, we did not incur significant development expenses prior to 2002. However, we expect to fund our own development activities and will continue to incur significant costs in the future. During 2003, our research and development activities were primarily focused on two projects: the transfer of our rhIGF-1 manufacturing process and the development project for Primary IGFD. At the end of 2003, we began to manage the development project for severe Primary IGFD as a separate project from the development project for Primary IGFD and completed the technology transfer of our manufacturing process to our contract manufacturers. Our primary focus in research and development in 2004 was associated with the establishment and validation of our rhIGF-1 manufacturing process at our contract manufacturers and preparations for the anticipated NDA filing in severe Primary IGFD. During the first nine months of 2005, our research and development activities primarily centered around our NDA filing, preparations for the FDA inspections at our contract manufacturers, manufacturing development related to product launch preparation and clinical trials in Primary IGFD. The FDA approved our NDA in August 2005 and granted Increlex seven years of orphan drug marketing exclusivity for the long-term treatment of growth failure in children with severe Primary IGFD. We expect the remainder of 2005 to be primarily focused on clinical trials in Primary IGFD and manufacturing development activities. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Prior to receiving regulatory approval, we charged all drug supply production costs to research and development. Some of these drug supply costs will ultimately be included in saleable finished goods inventory as our product has recently received regulatory approval. The sale of such products previously expensed would result in higher gross margins, which are dependent on several factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related costs associated with executive management, corporate administration, sales and marketing personnel, legal fees, pre-launch commercial planning activities, facility costs, insurance, information technology and accounting services. During 2004, we continued to expand our corporate staffing and infrastructure and initiated planning for sales and marketing activities. We expect selling, general and administrative expenses in 2005 to increase due to legal expenses related to litigation, personnel additions in 2005 as we prepare for our commercial launch, increased pre-launch commercial planning and activities associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices below the reassessed fair value of the underlying common stock resulting in our recording stock compensation associated with these grants. Stock compensation expense is amortized over the vesting period of the underlying option, generally four years. From inception through January 31, 2004, we recorded deferred stock compensation of $10.9 million. At September 30, 2005, we had a total of $3.4 million of deferred stock compensation remaining to be amortized over the vesting period of the stock options of approximately two years. In the nine months ended September 30, 2005, we reversed $1.3 million of deferred stock compensation due to the forfeiture of unvested stock options from employee terminations. We have not recorded any additional deferred stock compensation subsequent to January 31, 2004.

The total unamortized deferred stock compensation recorded for all option grants through January 31, 2004, net of the amounts reversed associated with forfeited stock options will be amortized as follows: $2.1 million for the year ending December 31, 2005; $1.9 million for the year ending December 31, 2006; and $1.0 million for the year ending December 31, 2007.

Inventories

Inventories consist of work-in-process inventories for Increlex, which was approved by the FDA in August 2005. The valuation of inventory requires us to estimate obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demands for our products; however, if our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our product gross margins and results of operations.

Clinical Trial Expenses

In the normal course of business, we contract with third-party clinical research organizations to perform various clinical trial activities. We recognize research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. We match the recording of expenses in our financial statements to the actual services received and efforts expended. Depending on the timing of payments to the service providers, we record prepaid expenses and accruals relating to clinical trials based on our estimate of the degree of completion of the event or events as specified in each clinical study or trial contract. We monitor each of these factors to the extent possible and adjust estimates accordingly.

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

Recent Accounting Development

On December 16, 2004, the FASB issued an amendment to SFAS No. 123, Share-Based Payment, (“SFAS No. 123R”), which is effective for public companies in periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS No. 123R such that we are allowed to implement the proposed standard no later than the quarter that begins January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We have selected the Black-Scholes option-pricing model to be used for valuing share-based payments. We have also selected the modified prospective transition method, whereby compensation cost is recognized based on the requirements of SFAS No. 123R beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We have not fully assessed the impact of adopting SFAS No. 123R, but believe that the adoption of the new standard will most likely have a material impact on our results of operations. We expect to continue to grant stock-based compensation to employees.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Research and Development Expenses. Research and development expenses decreased to $5.7 million for the quarter ended September 30, 2005, from $7.4 million for the same period in 2004. The $5.7 million in expenses were comprised of internal personnel costs of $2.7 million, costs related to our development projects for Primary IGFD and severe Primary IGFD totaling $1.1 million, a milestone payment of $1.0 million to Genentech upon receiving FDA approval of Increlex and project costs associated with the manufacturing, validation and preparations for pre-approval inspections and commercial launch activities at our contract manufacturers totaling $0.9 million.

In the quarter ended September 30, 2005, research and development expenses decreased $1.7 million from the same period in 2004, primarily due to lower project costs associated with the manufacturing, validation and preparations for pre-approval inspections and commercial launch activities at our contract manufacturers, which decreased by $2.7 million, as well as lower costs related to our development projects for Primary IGFD and severe Primary IGFD, which decreased by $0.5 million. The decrease in manufacturing activities was primarily due to the completion of validation activities at our contract manufacturers, as well as decreased costs associated with our manufacturing development projects. The decrease in our development projects for Primary IGFD and severe Primary IGFD was primarily due to the timing of certain start up clinical trial expenses in the three months ended September 30, 2004. These decreases were partially offset by a milestone payment and increased personnel costs of $1.0 million and $0.5 million, respectively, for the quarter ended September 30, 2005 compared to the same period in 2004. For the remainder of 2005, we expect that our projects will focus on activities related to clinical trials in Primary IGFD and manufacturing development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $6.4 million for the quarter ended September 30, 2005, from $3.5 million for the same period in 2004. The $2.9 million increase was attributable to increased legal fees primarily associated with our litigation with Insmed Incorporated and Avecia Limited of $2.0 million, increased costs associated with pre-launch commercial activities and increased corporate administration expenses including consulting, facilities and other expenses of $0.9 million.

Interest expense. Interest expense was $0.1 million for the quarter ended September 30, 2005. We did not incur any interest expense in the comparable quarter in 2004. In May 2005, we extended our loan agreement with VLL through December 31, 2005, in connection with which we issued 37,500 shares of our common stock to an affiliate of VLL. The 37,500 shares of common stock were valued at $0.3 million on the date of issuance and are being amortized over the extended eight-month commitment period through December 31, 2005, as interest expense.

Interest and Other Income, net. Interest and other income, net, increased to $0.7 million for the quarter ended September 30, 2005, from $0.3 million for the same period in 2004. The increase was primarily due to interest on higher average cash, cash equivalents and short-term investment balances as a result of the cash proceeds received from our follow-on public offering in February 2005.

Nine Months Ended September 30, 2005 and 2004

Research and Development Expenses. Research and development expenses decreased to $16.9 million for the nine months ended September 30, 2005, from $20.3 million for the same period in 2004. The $16.9 million in expenses were comprised primarily of internal personnel costs of $7.8 million, project costs associated with the establishment, validation and preparations for pre-approval inspections at our contract manufacturers totaling $5.4 million, costs related to our development projects for Primary IGFD and severe Primary IGFD totaling $2.7 million and a milestone payment of $1.0 million to Genentech upon receiving FDA approval of Increlex.

In the nine months ended September 30, 2005, total research and development expenses decreased by $3.4 million over the same period in 2004. This decrease was primarily due to lower project costs related to the manufacturing, validation and preparations for pre-approval inspections and commercial launch activities at our contract manufacturers, which decreased by $5.5 million from the same period in 2004, as well as decreased costs associated with our development projects for Primary IGFD and severe Primary IGFD of $0.5 million. These decreases were partially offset by higher personnel costs of $1.7 million and a milestone payment to Genentech of $1.0 million. The costs associated with our development projects for Primary IGFD and severe Primary IGFD for the nine months ended September 30, 2005 decreased by $0.5 million from the same period in 2004, primarily due to the timing of certain start up clinical trial expenses in the nine months ended September 30, 2004. For the remainder of 2005, we expect that our projects will focus on activities related to clinical trials in Primary IGFD and manufacturing development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $17.0 million for the nine months ended September 30, 2005, from $8.7 million for the same period in 2004. The $8.3 million increase was attributable to increased legal fees primarily associated with our litigation with Insmed and Avecia of $4.9 million, increased personnel costs of $1.5 million and increased corporate administration expenses including consulting, insurance, facilities and other expenses of $1.9 million.

Acquired In Process Research and Development. Acquired in-process research and development expense was $1.4 million in the nine months ended September 30, 2004. We did not incur acquired in-process research and development expenses in the same period in 2005. The costs in 2004 resulted from a $1.2 million payment to Genentech related to the exclusive license to Genentech’s worldwide rights, including the United States, to IGF-1 combined with IGFBP-3 for all indications, other than diseases and conditions of the central nervous system, and $250,000 of costs resulting from the execution of a patent license.

Interest expense. Interest expense was $899,000 for the nine months ended September 30, 2005. We did not incur any interest expense in the comparable period in 2004. The 75,000 shares of common stock we issued in January 2005 in connection with our loan agreement with VLL were valued at $720,000 on the date of issuance and were amortized over the period of the initial loan commitment, through April 30, 2005, as interest expense. In May 2005, we extended our loan agreement with VLL through December 31, 2005, in connection with which we issued 37,500 shares of our common stock to an affiliate of VLL. The 37,500 shares of common stock were valued at $282,000 on the date of issuance and are being amortized over the extended eight-month commitment period through December 31, 2005, as interest expense.

Interest and Other Income, net. Interest and other income, net, increased to $1.8 million for the nine months ended September 30, 2005, from $633,000 for the same period in 2004. The increase was primarily due to interest on higher average cash, cash equivalents and short-term investment balances as a result of the cash proceeds received from our initial public offering in March 2004 and our follow-on public offering in February 2005.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2005, we had an accumulated deficit of $152.5 million, which was primarily comprised of $109.5 million of accumulated net losses and $44.2 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception with net cash proceeds of $66.0 million in private equity financings and $101.2 million from our public offerings of common stock.

We believe that our cash, cash equivalents and short-term investments as of September 30, 2005 of $71.0 million and proceeds available under our senior credit facility and the CEFF will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2006 based on our current business plan.

Cash Flow

Cash, cash equivalents and short-term investments totaled $71.0 million at September 30, 2005, compared to $52.0 million at December 31, 2004. The increase was primarily due to net proceeds of $51.1 million from the issuance of common stock in our follow-on public offering, partially offset by cash used in operating activities of $30.8 million. Cash used in operating activities includes the receipt of a $1.0 million reimbursement from our landlord for facility improvements. The increase in net cash used in operating activities was primarily due to increased personnel and infrastructure costs and our development projects for severe Primary IGFD and Primary IGFD.

Net cash used in investing activities totaled $11.2 million in the nine months ended September 30, 2005, compared to $19.2 million in the same period in 2004. Net cash used in investing activities represent purchases, sales and maturities of investments and purchases of property and equipment. Net purchases of short-term investments were $8.8 million in the nine months ended September 30, 2005, a decrease of $10.0 million from the same period in 2004. The decrease in net purchases of short-term investments was due to timing of maturities, sales and purchases of short-term investments. Purchases of property and equipment were $2.4 million and $0.4 million in the nine months ended September 30, 2005 and 2004, respectively. The increase in purchases of property and equipment primarily relate to the purchase of leasehold improvements and office furniture for our new offices located in Brisbane, California.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $51.5 million, compared to $50.1 million for the same period in 2004. Net cash provided by financing activities primarily relate to net proceeds received from our public offerings of common stock in the nine months ended September 30, 2005 and 2004, respectively.

Senior Credit Facility

Pursuant to our loan agreement with VLL, we have the option to draw down funds in the aggregate principal amount of up to $15.0 million. We paid a $75,000 fee as part of this loan agreement and issued 75,000 shares of our common stock to an affiliate of VLL, which are held in escrow, subject to certain conditions. The $75,000 fee will be refunded to us if we borrow a minimum of $1.0 million under this facility. The option to draw funding under this loan agreement is subject to additional issuances of up to a maximum of 112,500 shares of our common stock. Any funding drawn down will have a three-year term from the date of funding. Any borrowings are subject to cash payments of principal and interest at an interest rate of 7.5% per annum, as well as a terminal interest payment at the end of the three-year term equal to 9.2% of the aggregate principal amount borrowed during the term of the loan. Under the terms of the loan agreement and an intellectual property security agreement, we would grant to VLL a first priority security interest on certain assets, including limited intellectual property assets, in the event any borrowings occur. We may terminate this facility at any time without penalty as long as no borrowings have been drawn down from the facility. In April 2005, we exercised our option to extend the period during which we may draw down funds under this facility from April 30, 2005 to December 31, 2005. In connection with this extension, we issued 37,500 shares of our common stock to an affiliate of VLL in May 2005. As of September 30, 2005, we had not borrowed any funds under this facility.

Committed Equity Financing Facility

Under the terms of the CEFF, Kingsbridge committed to purchase a maximum of 6.0 million newly issued shares of our common stock over a three-year period for cash up to an aggregate of $75.0 million, subject to certain conditions. We may draw down under the CEFF in tranches of up to the lesser of $7.0 million or 2% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of our common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short our stock, nor may it enter into any derivative transaction directly related to our stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of our closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 260,000 shares of our common stock at an exercise price of $13.12 per share. We intend to exercise our right to draw down amounts under the CEFF, if and to the extent available, at such times as we have a need for additional capital and when we believe that sales of our common stock under the CEFF provide an appropriate means of raising capital. However, we are not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties.

Litigation

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these litigations because we believe that Insmed and Avecia are infringing and/or have infringed on our patents that cover Insmed’s product’s use and manufacture.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of September 30, 2005 were as follows (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments	$3,697	$25	$1,332	$1,509	$831

Our commitments for operating leases include leases for real estate covering our present and future facility and office equipment.

In March 2005, we entered into a new lease agreement for a facility in Brisbane, California. The term of the lease is 75 months, and rent is abated for the first 15 months. The minimum lease commitment for this lease has been included in the table above.

We have contractual payment obligations, the timing of which is contingent on future events. Under our license agreements with Genentech, aggregate payments of up to $0.5 million would be due if milestones relating to the initial product approvals of rhIGF-1 for severe Primary IGFD in Europe is achieved. Additional milestone payments would be due for subsequent indication approvals, including for approvals of products consisting of rhIGF-1 or IGF binding protein 3, in the United States or in Europe.

Under our agreement with Cambrex Baltimore, we are obligated to reimburse Cambrex Baltimore on a time and materials and per batch basis in connection with the commercial production of Increlex. We estimate that our remaining fiscal 2005 purchase commitment to Cambrex Baltimore as of September 30, 2005 was approximately $0.8 million.

Operating Capital and Capital Expenditure Requirements

We believe that our cash, cash equivalents and short-term investments as of September 30, 2005 of $71.0 million and proceeds available under our senior credit facility and the CEFF will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2006 based on our current business plan. We plan to make significant expenditures to support our marketing, sales, regulatory, manufacturing development and clinical trial activities, and we expect to focus on pre-launch activities for severe Primary IGFD, the completion of our development project for severe Primary IGFD and our development project for Primary IGFD. We also expect to make significant expenditures for legal and accounting matters, including with respect to our ongoing litigation and the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

As of September 30, 2005, the establishment and validation of our rhIGF-1 manufacturing process and the development projects for severe Primary IGFD were substantially complete and Increlex had been approved by the FDA. We are conducting two late-stage clinical trials for the use of rhIGF-1 in Primary IGFD. Our projects may be subject to change from time to time as we evaluate our research and development priorities and available resources. These projects may also yield varying results that could delay, limit or change the timing of a project’s advancement through various stages of product development and significantly impact the costs to be incurred in bringing a project to completion. As a result, the costs to complete such projects, as well as the timing of net cash outflows, are not reasonably estimable.

Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to market and sell sufficient quantities of rhIGF-1;

•	the costs, timing and scope of additional domestic and international regulatory approvals for rhIGF-1;

•	the status of competing products;

•	the commercial readiness of our rhIGF-1 manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of drug product manufacturing and results of stability and product comparability studies performed at third-party contractors;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative expenses.

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

We expect that we will require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including our senior credit facility and the CEFF. However, there is no assurance that additional funding will be available to finance our operations when needed or on acceptable terms. Additional funding may also result in dilution to our stockholders.

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

We are a development stage company focused on the development and commercialization of Increlex™ for the treatment of short stature and other endocrine disorders. From our inception in October 2000 through September 30, 2005, we have accumulated a deficit of $152.5 million. We have not generated and may not be able to generate any revenues from operations and may not be able to attain profitability. We incurred a net loss of $33.0 million during the nine months ended September 30, 2005. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop and commercialize Increlex for severe Primary IGFD and Primary IGFD. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful commercialization of Increlex for the treatment of severe Primary IGFD and Primary IGFD. There is no assurance we will be able to obtain or maintain governmental regulatory approvals to market Increlex in the United States or rest of the world for these indications or any other indication. If we are unable to generate significant revenue from Increlex or attain profitability, we will not be able to sustain our operations.

If another company overcomes our U.S. orphan drug marketing exclusivity or obtains marketing exclusivity in Europe, it will be able to compete with us, and our revenues will be diminished.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Increlex has received from the FDA orphan drug marketing exclusivity for the long-term treatment of patients with severe Primary IGFD. This marketing exclusivity relates to approximately the same number of pediatric patients, and accurately describes the same pediatric patient population for which we submitted our NDA and received marketing approval. However, more than one product may be approved by the FDA for the same orphan indication or disease. As a result, even though our product has been approved and has received marketing exclusivity for severe Primary IGFD, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which would create a more competitive market for us.

We are aware of a drug being developed by Insmed Incorporated, which we believe is a combination product containing rhIGF-1 that is in development for the treatment of severe Primary IGFD. Insmed has announced that: it has submitted an NDA for its combination product and that the FDA has determined that their drug is approvable on December 12, 2005 for the treatment of severe Primary IGFD if Insmed has met certain FDA requests. Insmed’s product has received an orphan drug designation from the FDA that covers the treatment of severe Primary IGFD.

In May 2005, the FDA notified us that it considered Insmed’s product to be the same drug as Increlex with respect to orphan drug marketing exclusivity. However, we may not be able to benefit from our orphan drug marketing exclusivity in the United States if the FDA determines that, with respect to orphan drug exclusivity, the two drugs are not the same. Furthermore, drugs considered to be the same as Increlex that are clinically superior or provide a major contribution to patient care may be approved for marketing by the FDA despite our initial orphan drug marketing exclusivity. If another company overcomes our U.S. orphan drug exclusivity, they will be able to compete with us, and our revenues will be diminished.

We believe that Insmed’s drug has also received an orphan drug designation in Europe from the European Medicines Agency, or EMEA, that covers the treatment of severe Primary IGFD. We have not submitted a marketing authorization in Europe for severe Primary IGFD or any other indication. If Insmed’s product is ultimately granted orphan drug marketing exclusivity for severe Primary IGFD in Europe, we may not be able to market or sell Increlex for severe Primary IGFD in Europe, and our revenues will be diminished.

If there are fewer children with severe Primary IGFD or Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other products or to continue operations, or we may not be able to complete our clinical trials.

If there are fewer children with severe Primary IGFD or Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other indications or products and may cease operations. We estimate that the number of children in the United States with short stature is approximately one million, of which approximately 380,000 are referred to pediatric endocrinologists for evaluation. We believe that approximately 30,000 of these children have Primary IGFD, of which approximately 6,000 have severe Primary IGFD. Our estimate of the size of the patient population is based on published studies as well as internal data, including our interpretation of a study conducted as part of Genentech’s National Cooperative Growth Study program. This study reported results of the evaluation of the hormonal basis of short stature in approximately 6,450 children referred to pediatric endocrinologists over a four-year period. We believe that the aggregate numbers of children in Western Europe with Primary IGFD and severe Primary IGFD are substantially equivalent to the numbers in the United States. If the results of Genentech’s study or our interpretation and extrapolation of data from the study do not accurately reflect the number of children with Primary IGFD or severe Primary IGFD, our assessment of the market may be incorrect, making it difficult or impossible for us to meet our revenue goals or to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all.

Increlex may fail to achieve market acceptance, which could harm our business.

rhIGF-1 has never been commercialized in the United States or Europe for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not prescribe Increlex, in which event we may be unable to generate significant revenue or become profitable.

Acceptance of Increlex will depend on a number of factors including:

•	acceptance of Increlex by physicians and patients as a safe and effective treatment;

•	adequate reimbursement by third parties;

•	relative convenience and ease of administration;

•	prevalence and severity of side effects; and

•	competitive product approvals.

Reimbursement may not be available for Increlex, which could diminish our sales and impact our ability to achieve profitability.

Market acceptance, our sales of Increlex and our profitability will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, reimburse the price patients pay for our product will affect the commercialization of Increlex. We believe that Increlex will be reimbursed to a similar extent that growth hormone therapy is reimbursed. If our assumption regarding reimbursement for Increlex is incorrect, our expected revenues may be substantially reduced. We cannot be sure that reimbursement in the United States or elsewhere will be available for Increlex. Since the FDA approved Increlex for severe Primary IGFD, only prescriptions for that indication may be reimbursable. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Increlex. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize Increlex.

We believe that the annual wholesale acquisition cost of Increlex therapy for the treatment of severe Primary IGFD for a 24 kilogram child would be approximately $23,000 per year. The actual cost per year per patient for Increlex will depend on the weight of the child, the treatment dose prescribed and compliance. In addition, it is possible that the children receiving Increlex therapy during the first few years of our launch are younger and/or smaller than those children receiving the drug in ensuing years, and the price per patient could be less than in subsequent years. If our assumptions regarding the price per patient of Increlex therapy for the treatment of Primary IGFD are incorrect, the market opportunity for Increlex therapy for the treatment of Primary IGFD may be substantially reduced.

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

If we do not receive additional regulatory marketing approvals of Increlex, our business will be harmed.

We are currently developing Increlex in clinical trials for the treatment of Primary IGFD, which has substantially more patients than severe Primary IGFD. The FDA has substantial discretion in the approval process and may decide that our data is insufficient to allow approval of Increlex for Primary IGFD. If we do not receive regulatory marketing approval in the United States for Primary IGFD, our business will be harmed. We will also need to file applications with regulatory authorities in foreign countries to market Increlex for Primary IGFD in foreign countries. We have not submitted a marketing authorization application in Europe for severe Primary IGFD or any other indication. If we fail to obtain European approval for Increlex, the geographic market for Increlex would be limited. If such approvals are delayed, it would postpone our ability to generate revenues in Europe.

If our contract manufacturers’ facilities and operations do not maintain satisfactory cGMP compliance, we may be unable to commercialize Increlex.

The facilities used by and operations of our contract manufacturers to manufacture and test Increlex must undergo continuing inspections by the FDA for compliance with cGMP regulations in order to maintain our Increlex approval. As an example, Cambrex Baltimore is our sole provider of bulk rhIGF-1. We have no alternative manufacturing facilities or plans for additional facilities at this time. We do not know if the Cambrex Baltimore facilities or their operations required for the commercial manufacture of Increlex will continue to receive satisfactory cGMP inspections. In the event these facilities or operations do not continue to receive satisfactory cGMP inspections for the manufacture of our product, or for the operation of their facilities in general, we may need to invest in significant compliance improvement programs, fund additional modifications to our manufacturing processes, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as result in a delay or prevention of commercialization, and may result in our failure to maintain approval. In addition, Cambrex Baltimore, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations and similar foreign standards. We do not have direct control over our contract manufacturers’ compliance with these regulations and standards. Any of these factors could delay or suspend clinical trials, regulatory submissions or regulatory approvals, entail higher costs and result in our being unable to effectively commercialize Increlex or maintain Increlex in the marketplace, which would adversely affect our ability to generate revenues.

We rely solely on single-source third parties in the manufacture, testing, storage and distribution of our products.

We source all of our fill-finish manufacturing and testing and final product storage and distribution operations, as well as our all of our bulk manufacturing, testing, and shipping operations, through single-source third-party suppliers and contractors. Single-source suppliers are the only approved suppliers currently available to us, and could only be replaced by qualification of new sites for the same operations.

If our contract facilities, contractors or suppliers become unavailable to us for any reason, including failure to comply with cGMP regulations, manufacturing problems or other operational failures, such as equipment failures or unplanned facility shutdowns required to comply with cGMP, damage from any event, including fire, flood, earthquake, or terrorism or if they fail to perform under our agreements with them, such as failing to deliver commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we may be delayed in manufacturing Increlex or may be unable to maintain validation of Increlex. This could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or, for any reason, they do not operate in compliance with cGMP or are unable or refuse to perform under our licenses and/or agreements, we will need to find alternative facilities. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-1 bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited, and it would take a significant amount of time and expense to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, these manufacturers’ facilities and processes, prior to our use, would likely have to undergo pre-approval and/or cGMP compliance inspections. In addition, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-1 to these new manufacturers.

We rely in certain cases on single-source and sole-source materials suppliers to manufacture Increlex.

Certain specific components and raw materials used to manufacture Increlex at our third-party manufacturers are obtained and made available through either single-source or sole-source suppliers. Single-source suppliers are the only approved suppliers currently available to us, and could only be supplemented by qualification of new sources for the material required. Sole-source suppliers are the only source of supply available to us, and could only be replaced through qualification of an alternate material after demonstrating suitability. Supply interruption of these materials could result in a significant delay to our manufacturing schedules and ability to supply product, and would likely be required to undergo lengthy regulatory approval procedures prior to product distribution. Limits or termination of supply of these materials could significantly impact our ability to manufacture Increlex, cause significant supply delays while we qualified, at significant expense, new suppliers or new materials, and would consequently cause harm to our business.

Difficulties or delays in product manufacturing due to advance scheduling requirements and/or capacity constraints at our third-party manufacturers could harm our operating results and financial performance.

The manufacture of Increlex requires successful coordination between us and all of our suppliers, contractors, service-providers, and manufacturers. Coordination failures with these different elements of our supply chain could require us to delay shipments and/or impair our ability to supply product. Furthermore, uncertainties in estimating future demand for new products such as Increlex may result in manufacture of surplus inventory requiring us to record charges for any expired, unused product, or may result in inadequate manufacturing of product inventory, causing delays to shipments or no shipments at all. Additionally, our reliance on third-party manufacturing requires long lead times from order to delivery of product, and may be hampered by available capacity at those manufacturers, making our ability to supply product supplies in excess of our forecast extremely difficult. As a consequence, we may have inadequate capacity to meet unexpected demand, which could negatively affect our operating results.

Claims and concerns may arise regarding the safety and efficacy of Increlex, which could require us to perform additional clinical trials, could slow introduction into the marketplace, or cause reduced sales or product withdrawal after introduction.

Increlex was approved in the United States for the treatment of severe Primary IGFD based on long-term and extensive studies and clinical trials conducted to demonstrate product safety and efficacy. Discovery of previously unknown problems with the raw materials, product or manufacturing processes, such as loss of sterility, contamination, new data suggesting an unacceptable safety risk or previously unidentified side effects for the product, could result in a voluntary or mandated withdrawal of the product from the marketplace, either temporarily or permanently. Studies may result in data or evidence suggesting another product is safer, better tolerated, or more efficacious than Increlex, which could lead to reduced sales. Additionally, discovery of unknown problems with our product or manufacturing processes for our product could negatively impact the established safety and efficacy profile and result in possible reduced sales or product withdrawal. Such outcomes could negatively and materially affect our product sales, operating results, and financial condition.

We will not be able to sell our products if we are not able to maintain our regulatory approval due to changes to existing regulatory requirements.

Although we have obtained regulatory approval for Increlex in the United States for the treatment of severe Primary IGFD, this product and our manufacturing processes are subject to continued review and ongoing regulation by the FDA post approval, including, for example, changes to manufacturing process standards or good manufacturing practices, changes to product labeling, revisions to existing requirements or new requirements for manufacturing practices, or changing interpretations regarding regulatory guidance. Such changes in the regulatory environment and requirements could occur at any time during the commercialization of Increlex. This could adversely affect our ability to maintain our approval or require us to expend significant resources to maintain our approval, which could result in the possible withdrawal of Increlex from the marketplace, which would harm our business and negatively impact our financial performance.

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

We cannot predict the relative competitive position of Increlex. However, we expect that the following factors, among others, will determine our ability to compete effectively:

•	safety and efficacy;

•	product price;

•	manufacturing costs;

•	reimbursement adoption;

•	ease of administration; and

•	marketing and sales capability.

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

Growth hormone will likely compete with Increlex for the treatment of patients with severe Primary IGFD and those with Primary IGFD if Increlex is approved for that indication. The major suppliers of commercially available growth hormone in the United States are Genentech, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Novo Nordisk A/S, Pfizer Inc. and Serono S.A. Investigators from a Novo Nordisk clinical trial recently presented data that demonstrated growth hormone was effective in a population that included children with Primary IGFD. In addition, children with Primary IGFD may be diagnosed as having idiopathic short stature, or ISS, which will also cause growth hormone to be competitive with Increlex. Eli Lilly and Company and Genentech have received FDA approval for their respective growth hormone products for the treatment of children with ISS.

Insmed’s combination product will compete for the treatment of patients with severe Primary IGFD if it is approved by the FDA. In addition, we are aware that Chiron Corporation has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex.

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

Competitors could develop and gain FDA approval of products containing rhIGF-1, which could adversely affect our competitive position.

Although we are not aware of any other company currently marketing rhIGF-1 in the United States for any human therapeutic indication, rhIGF-1 manufactured by other parties may be approved for use in the United States in the future. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by Increlex, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which Increlex has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to what product containing rhIGF-1 to prescribe to their patients. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval even if it violates our method of use patents and/or we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

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

We have licensed intellectual property rights and technology from Genentech, under our U.S. and International License and Collaboration agreements with Genentech. Under each agreement, Genentech has the right to terminate our license if we are in material breach of our obligations under that agreement and fail to cure that breach. Under the terms of the agreements, we are obligated, among other things, to use reasonable business efforts to meet specified milestones, including filing for regulatory approval in the United States for an IGFD indication by December 31, 2005, which we have accomplished, and for either a diabetes indication or a substitute indication by December 31, 2008. Additionally, we are obligated to file for regulatory approval in either the European Union or Japan for an IGFD indication by December 31, 2007. If we fail to use reasonable business efforts to meet our development milestones for either agreement, Genentech may terminate that agreement. If either agreement were terminated, then we would lose our rights to utilize the technology and intellectual property covered by that agreement to develop, manufacture and commercialize Increlex for any indication. This may prevent us from continuing our business.

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

We do not have the ability to conduct all of our clinical trials independently. We rely on clinical investigators, third-party clinical research organizations and consultants to perform a substantial portion of these functions. If we cannot locate acceptable contractors to run our clinical trials or enter into favorable agreements with them, or if these contractors do not successfully carry out their contractual duties, satisfy FDA requirements for the conduct of clinical trials, or meet expected deadlines, we may be unable to obtain or maintain required approvals and may be unable to commercialize Increlex on a timely basis, if at all.

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

In addition, we may need additional intellectual property from other third parties to commercialize Increlex for indications other than severe Primary IGFD or Primary IGFD. We cannot be certain that we will be able to obtain a license to any third-party technology we may require to conduct our business.

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan.

We believe that our cash, cash equivalents and short-term investments as of September 30, 2005 of $71.0 million and the proceeds available under our senior credit facility and the CEFF will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2006 based on our current business plan. We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations.

Our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to market and sell sufficient quantities of rhIGF-1;

•	the costs, timing and scope of additional domestic and international regulatory approvals for rhIGF-1;

•	the status of competing products;

•	the commercial readiness of our rhIGF-1 manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of drug product manufacturing and results of stability and product comparability studies performed at third-party contractors;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative expenses.

We expect that we will require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including our senior credit facility and the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. If additional funds are not available, we may be forced to curtail or cease operations.

The committed equity financing facility that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, and may require us to pay certain liquidated damages.

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, newly issued shares of our common stock for cash consideration of up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include:

•	a minimum price for our common stock;

•	the accuracy of representations and warranties made to Kingsbridge;

•	compliance with laws;

•	effectiveness of the registration statement, to be filed by us with the SEC, for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with the entering into of the CEFF; and

•	the continued listing of our stock on the Nasdaq Stock Market.

In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

The terms of the CEFF require us to pay certain liquidated damages in the event that the registration statement to be filed by us with the SEC is not available for the resale of securities purchased by Kingsbridge under the CEFF or upon exercise of the warrant we issued to Kingsbridge. Except for certain periods of ineffectiveness permitted under the CEFF, we are obligated to pay to Kingsbridge an amount equal to the number of shares purchased under the CEFF and held by Kingsbridge at the date the registration statement becomes unavailable, multiplied by any positive difference in price between the volume weighted average price on the trading day prior to such period of unavailability and the volume weighted average price on the first trading day after the period of unavailability. In addition, we are entitled in certain circumstances to deliver a “blackout” notice to Kingsbridge to suspend the use of the registration statement and prohibit Kingsbridge from selling shares under the registration statement. If we deliver a blackout notice in the 15 trading days following a settlement of a draw down, then we must make a blackout payment to Kingsbridge as liquidated damages, or issue Kingsbridge additional shares in lieu of this payment, calculated by means of a varying percentage of an amount based on the number of shares purchased and held by Kingsbridge and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout payment could be significant and could adversely affect our liquidity and our ability to raise capital.

If we are unable to manage our expected growth, we may not be able to implement our business plan.

Our ability to implement our business plan requires an effective planning and management process. As of September 30, 2005, we had 74 full-time employees, and we may need to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

One potential risk of using growth factors like rhIGF-1 is that it may increase the likelihood of developing cancer or, if patients already have cancer, that the cancer may develop more rapidly. Increlex may also increase the risk that diabetic patients may develop or worsen an existing retinopathy, which could lead to the need for additional therapy such as laser treatment of the eyes or result in blindness. We have Phase III study results from the treatment of 76 children with severe Primary IGFD with rhIGF-1 replacement therapy for an average of 4.4 years, with some patients being treated for over 12 years. None of the 76 children withdrew from treatment due to adverse events. However, some patients experienced hypoglycemia, or low blood glucose levels. Other side effects noted in some patients include hearing deficits, enlargement of the tonsils and intracranial hypertension.

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

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We recently upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will apply in 2005, and Section 404 reporting will first occur in our Form 10-K for our fiscal year ending December 31, 2005. If we are unable to complete the required assessment as to the adequacy of our internal control reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2005, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.

If we are unable to attract and retain additional qualified personnel, our ability to commercialize Increlex and develop other product candidates will be harmed.

Our success depends on our continued ability to attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists and clinicians. We are highly dependent on our current management and key medical, scientific and technical personnel, including: Dr. John A. Scarlett, our President and Chief Executive Officer and Dr. Ross G. Clark, our Chief Technical Officer, whose knowledge of our industry and technical expertise would be extremely difficult to replace. We have at will employment contracts with all of our executive officers. They may terminate their employment without cause or good reason and without notice to us.

Risks Related to Our Common Stock

If our results do not meet analysts’ forecasts and expectations, our stock price could decline.

While research analysts and others have published forecasts as to the amount and timing of our future revenues and earnings, we have stated that we will not be providing any forecasts of the amount and timing of our future revenues and earnings until after two quarters of our sales and marketing efforts. Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed analysts’ forecasts and expectations as a result of a number of factors, including those discussed under the section “Risks Related to Our Business.” If our results do not meet analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

As of September 30, 2005, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 65.4% of our common stock. Our greater than five percent beneficial owners include entities affiliated with MPM Capital, which beneficially owned 21.7%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 12.1%; MedImmune, Inc., which beneficially owned 9.5%; and entities affiliated with Rho Ventures, which beneficially owned 9.5%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

The committed equity financing facility that we entered into with Kingsbridge may result in dilution to our stockholders.

Pursuant to the CEFF, Kingsbridge committed to purchase, subject to certain conditions, up to $75.0 million of our common stock. Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of any “blackout” payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the CEFF, we will issue shares to Kingsbridge at a discount of up to ten percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Our stock price may be volatile, and an investment in our stock could decline in value.

The trading price of our common stock has fluctuated significantly since our initial public offering in March 2004, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	if Insmed’s combination product receives FDA marketing approval;

•	estimates of our business potential and earnings prospects;

•	announcements by us or our competitors of regulatory developments, clinical trial results, clinical trial enrollment, regulatory filings, new products, significant acquisitions, strategic partnerships or joint ventures;

•	deviations from analysts’ projections regarding business potential, costs and/or earnings prospects;

•	an assessment of our management;

•	quarterly variations in our operating results;

•	significant developments in the businesses of biotechnology companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of biotechnology companies;

•	additions or departures of key personnel;

•	changes in the structure of healthcare payment or reimbursement systems, regulations or policies;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock;

•	general economic, industry and market conditions; and

•	volume fluctuations, which are particularly common among highly volatile securities of biotechnology companies.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or issued pursuant to the CEFF, the market price of our common stock may decline. In addition, the perceived risk of dilution from sales of our common stock to or by Kingsbridge in connection with the CEFF may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of September 30, 2005, we had 31,653,870 outstanding shares of common stock. Of these shares, the 13,225,000 shares sold in our public offerings that were outstanding as of September 30, 2005 were freely tradable without restriction or further registration, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act of 1933. The remaining 18,428,870 shares outstanding as of September 30, 2005 are now freely tradable, subject to volume limitations, certain restrictions on sales by affiliates and vesting in the case of early exercised options.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In September 2005, we filed a shelf registration statement pursuant to which we may, from time-to-time after the SEC declares the shelf registration statement effective, sell shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, with a total value of up to $75.0 million. We also intend to file a registration statement for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with our entering into the CEFF. In addition, certain holders of shares of our common stock that are parties to our amended and restated investors’ rights agreement are entitled to registration rights.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, have not changed significantly.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Acting Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these litigations because we believe that Insmed and Avecia are infringing and/or have infringed on our patents that cover Insmed’s product’s use and manufacture. Please refer to our disclosures under: Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 24, 2005; Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, filed with the SEC on May 16, 2005; and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the SEC on August 4, 2005 for more information regarding our litigation against Avecia and Insmed in the United Kingdom and our litigation against Insmed in the United States. Developments in our litigation against Insmed in the United States during the third quarter of 2005 consisted of discovery.

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

ITEM 6. EXHIBITS.

3.1	Certificate of Incorporation (1)

3.2	By-laws (2)

4.1	Form of Specimen Stock Certificate (2)

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005

10.9V	Executive Officer Compensation Arrangements (3)

10.13A	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and the Registrant, dated October 14, 2005

10.13B	Registration Rights Agreement, by and between Kingsbridge Capital Limited and the Registrant, dated October 14, 2005

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Acting Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification by the Acting Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-108729), and amendments thereto, declared effective on March 16, 2004.
(3)	Incorporated by reference to the information under the heading, “Item 1.01. Entry into a Material Definitive Agreement” in the Registrant’s current report on Form 8-K (File No. 000-50461) filed on August 22, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2005

TERCICA, INC.
(Registrant)

/s/ Susan Wong
Susan Wong Acting Chief Financial Officer
(Authorized Officer and Principal Accounting and Financial Officer)