Form 10-K/A
period 2005-12-31
TERCICA INC
filed 2006-03-16
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed on March 16, 2006 (the “Original Filing”). The Registrant is filing an amended report of its independent registered public accounting firm, Ernst & Young LLP, with respect to its balance sheets as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005, and for the period from October 1, 2000 (inception) through December 31, 2005, and with respect to the financial statement schedule listed in the Index to the Original Filing at Item 15(a). The amended report corrects a typographical omission in the report included in the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Registrant is including with this Amendment currently dated management certifications.

Any items in the Original Filing that are not expressly changed hereby shall be as set forth in the Original Filing. All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in our subsequent periodic reports filed with the Securities and Exchange Commission.

2

TERCICA, INC.

AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

		Page

	PART II
Item 8.	Financial Statements and Supplementary Data	1

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	31

Signatures		34

Item 8.	Financial Statements and Supplementary Data.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tercica, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and for the period from October 1, 2000 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TERCICA, INC.

By:	/S/ JOHN A. SCARLETT, M.D.
John A. Scarlett, M.D. President, Chief Executive Officer and Director

Dated: March 16, 2006

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