Form 10-Q
period 2006-06-30
TERCICA INC
filed 2006-08-09
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Transition Period from              to

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

As of July 31, 2006, there were 37,581,734 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

		Page
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

Condensed Balance Sheets – June 30, 2006 and December 31, 2005		3

Condensed Statements of Operations – Three and six months ended June 30, 2006 and 2005, and the period from October 1, 2000 (inception) through June 30, 2006		4

Condensed Statements of Cash Flows – Six months ended June 30, 2006 and 2005, and the period from October 1, 2000 (inception) through June 30, 2006		5

Notes to the Condensed Financial Statements		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4.	CONTROLS AND PROCEDURES	29

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 1A.	RISK FACTORS	32

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	49

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	49

ITEM 6.	EXHIBITS	50

Signatures		51

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$20,775	$14,817
Short-term investments	45,306	43,809
Accounts receivable	102	—
Inventories, net	1,890	1,636
Prepaid expenses and other current assets	2,236	1,673

Total current assets	70,309	61,935
Property and equipment, net	4,230	4,021
Restricted cash	340	340
Other assets	20	20

Total assets	$74,899	$66,316

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,901	$2,245
Accrued expenses	5,130	5,750
Liability for early exercise of stock options	58	70

Total current liabilities	8,089	8,065
Deferred rent	1,623	1,429
Other liabilities	9	24

Total liabilities	9,721	9,518

Commitments and contingencies

Stockholders’ equity:
Common stock	38	32
Additional paid-in capital	259,849	225,100
Deferred stock compensation	—	(2,591)
Accumulated other comprehensive loss	(15)	(2)
Deficit accumulated during the development stage	(194,694)	(165,741)

Total stockholders’ equity	65,178	56,798

Total liabilities and stockholders’ equity	$74,899	$66,316

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from October 1, 2000 (inception) through June 30, 2006
	2006	2005	2006	2005
Net product sales	$166	$—	$251	$—	$251

Costs and expenses:
Cost of product sales	557	—	640	—	640
Research and development*	4,596	6,320	9,226	11,190	80,438
Selling, general and administrative*	10,586	6,458	21,090	10,638	66,993
Acquired in-process research and development	—	—	—	—	8,158

Total costs and expenses	(15,739)	(12,778)	(30,956)	(21,828)	(156,229)

Operating loss	(15,573)	(12,778)	(30,705)	(21,828)	(155,978)

Interest expense	—	(294)	—	(793)	(1,186)
Interest and other income, net	889	671	1,752	1,112	5,498

Net loss	(14,684)	(12,401)	(28,953)	(21,509)	(151,666)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(44,153)

Net loss allocable to common stockholders	$(14,684)	$(12,401)	$(28,953)	$(21,509)	$(195,819)

Basic and diluted net loss per share allocable to common stockholders	$(0.39)	$(0.40)	$(0.79)	$(0.72)

Shares used to compute basic and diluted net loss per share allocable to common stockholders	37,508	31,257	36,579	29,702

________

* Includes non-cash stock-based compensation expense as follows:

Research and development	$548	$306	$977	$627	$4,346
Selling, general and administrative	1,099	302	1,787	628	4,506

Total	$1,647	$608	$2,764	$1,255	$8,852

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Period from October 1, 2000 (inception) through June 30, 2006
	2006	2005
Cash flows from operating activities:
Net cash used in operating activities	$(26,523)	$(18,829)	$(130,425)

Cash flows from investing activities:
Purchases of property and equipment	(745)	(1,435)	(6,423)
Proceeds from sale of equipment	—	—	300
Purchases of available-for-sale securities	(32,050)	(69,159)	(319,528)
Proceeds from sales and maturities of available-for-sale securities	30,782	53,750	274,222

Net cash used in investing activities	(2,013)	(16,844)	(51,429)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	63,960
Net proceeds from issuance of common stock	34,494	51,351	137,250
Other, net	—	(76)	1,419

Net cash provided by financing activities	34,494	51,275	202,629

Net increase in cash and cash equivalents	5,958	15,602	20,775
Cash and cash equivalents, beginning of period	14,817	14,126	—

Cash and cash equivalents, end of period	$20,775	$29,728	$20,775

Supplemental schedule of noncash activities:
Issuance of Series A convertible preferred stock to a collaboration partner in exchange for acquired in-process research and development	$—	$—	$4,071
Reversal of deferred stock compensation upon adoption of SFAS No. 123R	$(2,591)	$—	$(2,591)
Deferred stock compensation, net of forfeitures	$—	$(1,111)	$8,331
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$—	$44,153
Conversion of Series A and B convertible preferred stock into common stock	$—	$—	$68,637
Issuance of common stock for senior credit facility	$—	$1,002	$1,001
Issuance of warrant in connection with committed equity financing facility	$—	$—	$1,196
Other, net	$62	$89	$1,253

See accompanying notes.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Summary of Significant Accounting Policies

Organization and Business

Tercica, Inc. (the “Company”) is a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of short stature and other endocrine disorders. The Company’s predecessor, Tercica Limited, a New Zealand Company, was formed in October 2000. Tercica Medica, Inc. was incorporated in Delaware in December 2001, adopted the calendar year as its fiscal year and subsequently changed its name in September 2003 to Tercica, Inc. In early 2002, the Company acquired (at amounts approximating Tercica Limited’s historical net book value) an immaterial amount of assets, including intellectual property rights, from Tercica Limited as its operations were moved from New Zealand to California. In March 2002, Tercica Limited made a final, immaterial distribution to its stockholders in connection with its legal liquidation. In April 2002, the Company licensed the rights of Genentech to develop, manufacture and commercialize rhIGF-1 products for a broad range of indications in the United States, including short stature and diabetes, but excluding diseases and conditions of the central nervous system. In July 2003, the Company signed an international license and collaboration agreement with Genentech obtaining the rights to develop and commercialize rhIGF-1 products outside of the United States for all indications other than diseases and conditions of the central nervous system. The international license and collaboration agreement provides that the Company must enter into a written agreement with another company if it desires to commercialize Increlex™ for the treatment of diabetes outside of the United States.

The Company’s first commercial product is Increlex™, a DNA-derived recombinant human insulin-like growth factor-1 (“rhIGF-1”). In August 2005, the U.S. Food and Drug Administration (“FDA”) approved the use and marketing of long-term Increlex™ replacement therapy for the treatment of children with severe primary insulin-like growth factor deficiency, (“severe Primary IGFD”) or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone, and granted to Increlex™ seven years of orphan drug marketing exclusivity for those two indications. See the section entitled “Risks Related to Our Business” under Part II, Item 1A below for further details related to the Company’s orphan drug marketing exclusivity. In January 2006, the Company launched Increlex™ in the United States. In December 2005, the Company also submitted a Marketing Authorization Application (“MAA”) in the European Union for the long-term treatment of growth failure in children with severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. The Company’s current focus is on marketing and selling Increlex™ for the treatment of severe Primary IGFD and developing Increlex™ as a replacement therapy for primary IGF-1 deficiency, or Primary IGFD. The Company defines the indication Primary IGFD to mean a child who has both a height standard deviation score (“Height SDS”) and an IGF-1 standard deviation score (“IGF-1 SDS”) of less than minus two, and the indication severe Primary IGFD to mean a child who has both a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. The Company is currently conducting two late-stage clinical trials for the use of rhIGF-1 in Primary IGFD.

These development stage financial statements and accompanying notes include the results of operations from the inception of Tercica Limited in October 2000 as both the Company and Tercica Limited were under common control as evidenced by the following factors: (i) all of the investors of Tercica Limited were founding stockholders of the Company, (ii) substantially all of the employees of Tercica Limited became employees of the Company, (iii) the nearly identical business plans were adopted by both entities and (iv) the commencement of negotiations to obtain the license for recombinant human insulin-like growth factor-1 (“ rhIGF-1”) from Genentech, Inc. were commenced by Tercica Limited, and completed by the Company.

The Company is in its initial stage of commercialization and is considered to be a development stage company, as its primary activities since incorporation have been establishing its facilities, recruiting personnel, conducting research and development, business development, business and financial planning and raising capital.

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

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006, as amended.

The condensed balance sheet at December 31, 2005 that is shown in this Quarterly Report, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Follow-on Public Offering

On September 9, 2005, the Company filed a shelf registration statement with the SEC pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, with a total value of up to $75,000,000, at prices and on terms to be determined by market conditions at the time of any offering made under the shelf registration statement. On January 27, 2006, the Company completed the sale of 5,750,000 shares of its common stock under this shelf registration statement, at a price to the public of $6.40 per share, including the exercise of the over-allotment option by the underwriters. Net cash proceeds from this offering were $34,186,000 after deducting underwriter discounts and other offering expenses.

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

The Company sources all if its fill-finish manufacturing and testing and final product storage and distribution operations, as well as its bulk manufacturing, testing, and shipping operations, through single-source third-party suppliers and contractors and the Company obtains specific components and raw materials used to manufacture Increlex™ from either single-source or sole-source suppliers. If these contract facilities, suppliers or contractors become unavailable to the Company for any reason, the Company may be delayed in manufacturing Increlex™ or may be unable to maintain validation of Increlex™, which could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues. The Company strives to maintain an adequate level of inventory to mitigate this potential negative impact.

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

Products released from inventory for product that is sold are recorded in cost of goods sold. Products released from inventory as free goods are recorded in selling, general and administrative expenses. Accordingly, cost of inventory write-downs are allocated to cost of goods sold and selling, general and administrative expenses.

The Company recorded write-downs of approximately $1.0 million during the three and six months ended June 30, 2006, primarily related to one full lot being rejected for commercial use. Cost of inventory write-downs allocated to cost of goods sold and selling, general and administrative expenses were $433,000 and $551,000, respectively, for the three months ended June 30, 2006. Cost of inventory write-downs allocated to cost of goods sold and selling, general and administrative expenses were $442,000 and $586,000, respectively, for the six months ended June 30, 2006.

Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$1,420	$319
Work-in-process	—	1,229
Finished goods	470	88

Total	$1,890	$1,636

Revenue Recognition

Product sales consist of shipments of Increlex™ to specialty pharmacy distributors. Product sales are recognized when title passes to the customer, and the customer assumes the risks and rewards of ownership. This is generally at the time product arrives at the customer’s location. Product sales consist of gross sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. These provisions are provided for in the same period the related product sales are recorded. The Company began generating revenue from the sale of Increlex™ in January 2006.

Research and Product Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with manufacturing development activities prior to regulatory approval, clinical and regulatory activities, payroll and related costs, non-cash stock-based compensation, laboratory supplies and certain allocated costs. Manufacturing development expenses include costs associated with the Company’s contract manufacturers, including technology transfer, pre-approval product manufacturing, process development, validation and qualification activities, analytical development, and compliance-related support, pre-FDA approval preparations for current good manufacturing practices (cGMP), quality control and assurance activities, as well as personnel and related benefits and depreciation, prior to regulatory approval. Clinical and regulatory activities include the preparation, implementation and management of the Company’s clinical trials and assay development, as well as regulatory compliance, data management and biostatistics.

Clinical Trial Expenses

The Company contracts with third-party clinical research organizations to perform various clinical trial activities. The Company recognizes research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. The Company matches the recording of expenses in the financial statements to the actual services received from and efforts expended by the related clinical research organization. Depending on the timing of payments to the service providers, the Company records prepaid expenses and accruals relating to clinical trials based on the estimate of the degree of completion of the event or events as specified in each clinical study or trial contract. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(14,684)	$(12,401)	$(28,953)	$(21,509)
Change in unrealized losses on marketable securities	(5)	36	(13)	48

Comprehensive loss	$(14,689)	$(12,365)	$(28,966)	$(21,461)

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

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Historical
Numerator:
Net loss allocable to common stockholders	$(14,684)	$(12,401)	$(28,953)	$(21,509)

Denominator:
Weighted-average common shares outstanding	37,508	31,292	36,580	29,742
Less: Weighted-average unvested common shares subject to repurchase	—	(35)	(1)	(40)

Denominator for basic and diluted net loss per share allocable to common stockholders	37,508	31,257	36,579	29,702

Basic and diluted net loss per share allocable to common stockholders	$(0.39)	$(0.40)	$(0.79)	$(0.72)

	June 30,
	2006	2005
	(In thousands)
Historical outstanding dilutive securities not included in diluted net loss per share allocable to common stockholders calculation
Options to purchase common stock	4,125	2,759
Warrants	260	—

	4,385	2,759

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Cash, Cash Equivalents and Short-Term Investments

The following is a summary of available-for-sale securities (in thousands):

	June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities maturing within 1 year:
Auction market preferred	$26,500	$—	$—	$26,500
Commercial paper	16,943	4	—	16,947
Corporate bonds	2,419	—	(7)	2,412
Federal agency bonds	8,908	—	(11)	8,897
Repurchase agreements	175	—	—	175
Asset-backed securities	7,498		(1)	7,497

Total available-for-sale debt securities	$62,443	$4	$(19)	$62,428

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities maturing within 1 year:
Auction market preferred	$36,150	$—	$—	$36,150
Commercial paper	13,468	3	—	13,471
Federal agency bonds	5,477	—	(5)	5,472
Repurchase agreements	3,000	—	—	3,000

Total available-for-sale debt securities	$58,095	$3	$(5)	$58,093

The Company’s financial instruments are classified as follows (in thousands):

	June 30, 2006	December 31, 2005
Cash	$3,993	$873
Cash equivalents	16,782	13,944

Cash and cash equivalents	20,775	14,817
Short-term investments	45,306	43,809
Long-term restricted cash	340	340

Total	$66,421	$58,966

Realized losses on the sale of available-for-sale securities for the periods presented were immaterial.

4. Litigation

On December 20, 2004, the Company initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. There is no trial date set for this action. On December 23, 2004, the Company, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. The Company initiated these proceedings because it believes that Insmed and Avecia are infringing and/or have infringed on the Company’s patents that cover Insmed’s product’s use and manufacture. The trial date for the proceedings in the U.S. District Court for the Northern District of California is November 6, 2006. On June 30, 2006, this court issued rulings on several claims

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

construction issues and cross-motions for summary judgment. The court granted the Company summary judgment that Insmed infringes claims 1, 2 and 9 of U.S. Patent No. 6,331,414, and granted the Company summary judgment that certain publications asserted by Insmed against the validity of U.S. Patent No. 5,187,151 do not qualify as prior art and cannot be used to attack the validity of that patent. In addition, the court denied Insmed summary judgment that Insmed does not infringe any of claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414, denied Insmed summary judgment that claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414 are invalid under 35 U.S.C. §101 and §112, denied Insmed summary judgment that Insmed does not infringe claims 1, 4, 5 and 7 of U.S. Patent No. 5,187,151, and granted Insmed summary judgment that no recovery can be had against it based on any activities conducted by Celtrix Pharmaceuticals, Inc. prior to December 23, 1998. However, on July 14, 2006 Insmed filed a request seeking leave of the court to file a motion for partial reconsideration of the summary judgment order with respect to infringement of claims 1 and 2 of U.S. Pat. No. 6,331,414.

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

In December 2005, the Company filed a complaint against Insmed for False Advertising and Unfair Competition, Case No. C-05-5027 SBA, in the U.S. District Court for the Northern District of California. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product. The Company was seeking monetary and injunctive relief. On June 9, 2006 the Court granted Insmed’s motion to dismiss the case. On June 12, the Company filed a complaint against Insmed for False Advertising, Unfair Competition and Intentional Interference with Prospective Business Relations, Case No. 3:06cv403, in the U.S. District Court for the Eastern District of Virginia. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product and intentionally interfered with the Company’s business relationships. The Company is seeking monetary and injunctive relief. On June 23, 2006, the Company filed its First Amended Complaint. On July 27, 2006, Insmed filed a motion to dismiss the case. The Court has not yet set a hearing date for this motion.

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

On November 9, 2005, the Company filed a shelf registration statement with the SEC relating to the resale of up to 6,296,912 shares of common stock that the Company may issue to Kingsbridge pursuant to a common stock purchase agreement and the warrant agreement noted above. The Company will not sell common stock under this registration statement to any party other than Kingsbridge and will not receive any of the proceeds from the sale of shares by Kingsbridge.

During the six months ended June 30, 2006, the Company did not draw down any funds under the CEFF and had not issued any shares pursuant to the CEFF as of June 30, 2006.

7. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. Total stock-based compensation expense of $1,647,000 and $2,764,000 was recorded during the three and six months ended June 30, 2006, respectively.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Company has four active stock-based compensation plans, which are described below.

2004 Stock Plan

The Company’s Board of Directors adopted the 2004 Stock Plan (formerly the 2003 Stock Plan) in September 2003 and the Company’s stockholders approved it in October 2003. The 2004 Stock Plan became effective on March 16, 2004. The 2004 Stock Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options, stock purchase rights, restricted stock, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and non-employee service providers. Shares reserved under the 2004 Stock Plan include (a) shares reserved but unissued under the Company’s 2002 Executive Stock Plan and the Company’s 2002 Stock Plan at March 16, 2004, (b) shares returned to the 2002 Executive Stock Plan and the 2002 Stock Plan as the result of cancellation or forfeiture of options or the repurchase of shares issued under the 2002 Executive Stock Plan and the 2002 Stock Plan, and (c) annual increases in the number of shares available for issuance on the first day of each year beginning on January 1, 2005 equal to the lesser of:

•	4% of the outstanding shares of common stock on the first day of the Company’s fiscal year,

•	1,250,000 shares, or

•	an amount the Company’s Board of Directors may determine.

Incentive stock options must be granted with exercise prices not less than 100% of fair market value of the common stock on the date of grant. Nonqualified stock options may be granted with an exercise price as determined by the Company’s Board of Directors; however, nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code must be granted with exercise prices not less than 100% of fair market value on the date of grant. The exercise price of any incentive stock option granted to a 10% stockholder will not be less than 110% of the fair market value of the common stock on the date of grant. Options granted under the 2004 Stock Plan expire no later than 10 years from the date of grant; however, incentive stock options granted to individuals owning over 10% of the total combined voting power of all classes of stock expire no later than five years from the date of grant. Options granted under the 2004 Stock Plan vests over periods determined by the Company’s Board of Directors, generally over four years. The 2004 Stock Plan has a term of 10 years.

2002 Stock Plan and 2002 Executive Stock Plan

The terms of the 2002 Stock Plan and 2002 Executive Stock Plan (the “2002 Plans”) are similar to those of the Company’s 2004 Stock Plan. The shares reserved but unissued under the 2002 Plans as of March 15, 2004 were reserved for issuance under the 2004 Stock Plan. In addition, any shares returned to the 2002 Plans as a result of cancellation or forfeiture of options or repurchases of shares after March 16, 2004 that were issued under the 2002 Plans are added to the shares reserved for the 2004 Stock Plan. Effective as of March 16, 2004, no additional stock options were issuable under the 2002 Plans.

As of June 30, 2006, there were a total of 6,453,834 shares authorized for issuance under the 2004 Stock Plan and the 2002 Plans.

2004 Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (formerly the 2003 Stock Purchase Plan) in September 2003 and the Company’s stockholders approved it in October 2003. The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on March 16, 2004. As of June 30, 2006, there were a total of 347,979 shares reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning with January 1, 2005 equal to the lesser of:

•	0.5% of the outstanding shares of common stock on the first day of the Company’s fiscal year,

•	125,000 shares, or

•	such other amount as may be determined by the Company’s Board of Directors.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. Offering periods are successive and overlapping of 24 months’ duration. Each offering period includes four six-month purchase periods and generally begins on the first trading day on or after May 15 and November 15 of each year. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, non-cash compensation expense was recognized in the three and six months ended June 30, 2006 and included the following: (a) compensation expense related to any share-based payments granted through, but not yet vested as of January 1, 2006, and (b) compensation expense for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes non-cash compensation expense for the fair values of these share-based awards on a straight-line basis over the requisite service period of each of these awards. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

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

The non-cash stock-based compensation expense related to SFAS No. 123R for the three and six months ended June 30, 2006 was $1,647,000 and $2,764,000, respectively. If the Company had continued to account for stock-based compensation expense under APB Opinion No. 25, the non-cash stock-based compensation expense for the three and six months ended June 30, 2006 would have been $420,000 and $840,000, respectively. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 were $1,227,000 and $1,924,000 higher, respectively, and $0.03 and $0.05 higher, respectively, than if the Company had continued to account for stock-based compensation expense under APB Opinion No. 25.

The following table presents the pro forma effect on net loss allocable to common stockholders and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based compensation arrangements during the first and second quarters of fiscal 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30
(In thousand except per share data)	2005	2005
Net loss allocable to common stockholders, as reported	$(12,401)	$(21,509)
Plus: Employee stock compensation expense based on intrinsic value method	593	1,212
Less: Employee stock compensation expense determined under the fair value method for all awards	(1,649)	(2,611)

Pro forma net loss allocable to common stockholders	$(13,457)	$(22,908)

Net loss per share allocable to common stockholders:
Basic and diluted, as reported	$(0.40)	$(0.72)

Basic and diluted, pro forma	$(0.43)	$(0.77)

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

Other than options granted to non-employee service providers and the grant of certain stock options to employees with exercise prices that were below the reassessed fair value of the common stock as the date of the grant, there was no other stock-based compensation recognized during the three and six months ended June 30, 2005.

The fair value of each option grant is estimated at the grant date using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	69%	50%	76%	50%
Expected term (years)	5.9	3.3	6.2	3.7
Risk-free interest rate	5.7%	3.7%	5.2%	3.7%
Dividend yield	—	—	—	—

The Company’s computation of expected volatility for the three and six months ended June 30, 2006 is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the three and six months ended June 30, 2006 utilizes the simplified method in accordance with SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on interest rate swap rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options are as follows (in thousands, except per share data and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,945	$7.49
Options granted	1,572	6.90
Options exercised	(172)	0.80
Options forfeited	(220)	10.56

Outstanding at June 30, 2006	4,125	$7.38	8.9	$1,724

Exercisable at June 30, 2006	3,122	$7.00	8.9	$1,556

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.29 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $160,000 and $1,002,000, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $3.07 and $4.91 per share, respectively. Total fair value of options vested for the three and six months ended June 30, 2006 was $866,000 and $1,552,000, respectively.

As of June 30, 2006, unrecognized stock-based compensation expense related to stock options of $13,923,000 was expected to be recognized over a weighted-average period of 2.9 years.

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

A summary of activity of all nonvested stock options are as follows (in thousands, except per share data):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested stock options at December 31, 2005	2,259	$8.01
Granted	1,572	6.90
Vested	(577)	6.60
Forfeited	(32)	9.68

Nonvested stock options at June 30, 2006	3,222	$7.70

Employee Stock Purchase Plan

For the three and six months ended June 30, 2006, we recorded approximately $93,000 and $165,000, respectively, of compensation expense related to the Purchase Plan. During the six months ended June 30, 2006, 42,371 shares were purchased under the Purchase Plan. The fair value of awards issued under the Purchase Plan is measured using assumptions similar to those used for stock options, except that the term of the award is 1.19 years

Disclosures Pertaining to All Stock-Based Compensation Plans

Cash received from option exercises and the Purchase Plan contributions under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $308,000 and $311,000, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the six months ended June 30, 2006 and 2005.

8. Manufacturing Services Agreement

In December 2002, the Company entered into a development and commercial supply agreement (the “Manufacturing Agreement”) with Cambrex Bio Science Baltimore, Inc. (“Cambrex Baltimore”). At that time, the Company began to transfer its manufacturing technology to Cambrex Baltimore in order for them to establish the process for rhIGF-1 fermentation and purification. Further, under the terms of the Manufacturing Agreement, Cambrex Baltimore is obligated to annually provide the Company with certain minimum quantities of bulk rhIGF-1 drug substance. The Company has a non-cancelable obligation to reimburse Cambrex Baltimore on a time and materials and per batch basis in connection with the commercial production of Increlex of approximately $6,723,000 through December 31, 2006.

Our operating lease commitments disclosed in the notes to the financial statements of our Annual Report on Form 10-K for year ended December 31, 2005, as amended, have not changed significantly.

9. Subsequent Event

On July 18, 2006, the Company entered into a Stock Purchase and Master Transaction Agreement (the “Purchase Agreement”) with Ipsen, S.A. (“Ipsen”). Under the terms of the Purchase Agreement, the Company has agreed to issue to Ipsen (or its designated affiliate): (i) 12,527,245 shares of common stock (the “Shares”) at a premium to market; (ii) a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”); (iii) a second convertible note in the principal amount of €30,000,000 (the “Second Convertible Note); (iv) a third convertible note in the principal amount of $15,000,000 (the “Third Convertible Note”); and (v) a warrant to purchase a minimum of 4,948,795 shares of the Company’s common stock (the “Warrant”). At the first closing under the Purchase Agreement (the “First Closing”), subject to the satisfaction or waiver of the conditions thereto, including the approval by the Company’s stockholders of the required aspects of the transactions contemplated by the Purchase Agreement and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust & Improvements Act of 1976, as amended, the Company would issue the Shares, the First Convertible Note and the Warrant, and Ipsen would deliver to the Company $77,318,944 for the Shares and $25,037,000 for the First Convertible Note. The Purchase Agreement provides that, simultaneously with the First Closing, the Company and Ipsen (and/or affiliates thereof) would also enter into licensing and certain other agreements, including an agreement with respect to certain corporate governance matters and providing Ipsen with the right to nominate a certain number of directors for election to the

TERCICA, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (continued)

(Unaudited)

Company’s Board of Directors, and the Company would effect amendments to its charter documents and would adopt a stockholder rights plan. Pursuant to the licensing agreements, among other things, the Company would grant to Ipsen exclusive rights to sell Increlex™ in all regions of the world, except the United States, Japan, Canada, certain Middle Eastern countries and Taiwan, and Ipsen would grant to the Company exclusive rights to sell Somatuline® Autogel®, a leading product in the European acromegaly market, in the United States and Canada. Further, the Company and Ipsen would grant to each other product development rights and share the costs for improvements to, or new indications for, Somatuline® Autogel® and Increlex™. In addition, the Company and Ipsen would agree to rights of first negotiation for their respective endocrine pipelines. At the second closing, subject to the satisfaction or waiver of the conditions thereto, the Company would issue the Second Convertible Note and the Third Convertible Note, and Ipsen would deliver the sum of €30,000,000 and $15,000,000 to the Company. A description of the material terms of the Purchase Agreement and the transactions contemplated thereby is included under the caption “Item 1.01. Entry into a Material Definitive Agreement” in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2006, and is incorporated by reference herein. The Company is currently evaluating the accounting treatment for this transaction.

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of new therapeutics for the treatment of short stature and other endocrine disorders. Our predecessor, Tercica Limited, a New Zealand Company, was formed in October 2000. Tercica Medica, Inc. was incorporated in Delaware in December 2001 and subsequently changed its name to Tercica, Inc. In April 2002, we licensed from Genentech intellectual property to develop, manufacture and commercialize rhIGF-1 for a broad range of indications in the United States, including short stature and diabetes, but excluding diseases and conditions of the central nervous system. In December 2002, we entered into a development and commercial supply contract for the manufacture of bulk rhIGF-1 drug substance with Cambrex Bio Science Baltimore, Inc., or Cambrex Baltimore. In July 2003, we signed an international license and collaboration agreement with Genentech obtaining the rights to develop and commercialize rhIGF-1 products outside of the United States for all indications other than diseases and conditions of the central nervous system. The international license and collaboration agreement provides that we must enter into a written agreement with another company if we desire to commercialize Increlex™ for the treatment of diabetes outside of the United States.

Our first commercial product is Increlex™, a DNA-derived recombinant human insulin-like growth factor-1, or rhIGF-1. In August 2005, the FDA approved the use and marketing of long-term Increlex™ replacement therapy for the treatment of children with severe primary insulin-like growth factor deficiency, or severe Primary IGFD, or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone, and granted to Increlex™ seven years of orphan drug marketing exclusivity for those two indications. See the section entitled “Risks Related to Our Business” under Part II, Item 1A below for further details related to our orphan drug marketing exclusivity. In January 2006, we launched Increlex™ in the United States. In December 2005, we also submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, for approval to market Increlex™ in the European Union for the long-term treatment of growth failure in children with severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. Our current focus is on marketing and selling Increlex™ for the treatment for severe Primary IGFD and developing Increlex™ as a replacement therapy for primary IGF-1 deficiency, or Primary IGFD. We define the indication Primary IGFD to mean a child who has both a height standard deviation score, or Height SDS, and an IGF-1 standard deviation score, or IGF-1 SDS, of less than minus two, and the indication severe Primary IGFD to mean a child who has both a Height SDS and IGF-1 SDS of minus three or less, in each case in the presence of normal or elevated levels of growth hormone. We are currently conducting two late-stage clinical trials for the use of rhIGF-1 in Primary IGFD.

In October 2005, we entered into a committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, which entitles us to sell and obligates Kingsbridge to purchase a maximum of approximately 6.0 million newly issued shares of our common stock over a three-year period for cash up to an aggregate of $75.0 million, subject to certain conditions and restrictions. See the discussion below under “Committed Equity Financing Facility” for further details on the CEFF. As of June 30, 2006, we had not issued any shares under this facility.

As of June 30, 2006, we had approximately $66.1 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and public offerings of our common stock, including a follow-on public offering of common stock completed on January 27, 2006 in which we raised net cash proceeds of approximately $34.2 million.

In July 2006, we agreed upon the terms of a strategic collaboration with Ipsen S.A., pursuant to which, among other things, Ipsen (or its designated affiliate) would purchase newly issued shares of our common stock at a premium to market and we would issue Ipsen convertible notes and a warrant that, together, would enable Ipsen to acquire an ownership interest in us of up to approximately 40% on a post-transaction, fully-diluted basis. In addition, we would grant to Ipsen exclusive rights to sell Increlex™ in all regions of the world, except the United States, Japan, Canada, certain Middle Eastern countries and Taiwan, and Ipsen would grant to us exclusive rights to sell Somatuline® Autogel®, a leading product in the European acromegaly market, in the United States and Canada. The closing of the proposed transaction with Ipsen, which is expected to occur this year, is subject to approval by our stockholders and the expiration of the Hart-Scott-Rodino waiting period, as well as other customary closing conditions. See the discussion below under “Proposed Transaction with Ipsen” for further details of the proposed transaction with Ipsen.

Net Product Sales

Product sales consist of shipments of Increlex™ to specialty pharmacy distributors. Product sales are recognized when title passes to the customer. Product sales consist of gross sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. These provisions are provided for in the same period the related product sales are recorded. We began generating revenue from the sale of Increlex™ in January 2006.

Research and Development Expenses

Research and development expenses consist primarily of costs associated with manufacturing development activities prior to regulatory approval and clinical and regulatory activities. Manufacturing development expenses include costs associated with our contract manufacturers including technology transfer, pre-approval product manufacturing, process development, validation and qualification activities, analytical development, and compliance-related support, pre-FDA approval preparations for current good manufacturing practices (cGMP), quality control and assurance activities, as well as personnel and related benefits to manage these activities. Clinical and regulatory activities include the preparation, implementation and management of our clinical trials and assay development, as well as regulatory compliance, data management and biostatistics. Prior to receiving regulatory approval, we charged all drug supply production costs to research and development. Some of these drug supply costs incurred subsequent to August 2005 are included in inventory since our product received regulatory approval that month, and the subsequent cost of product sales of these inventories may not be indicative of future costs of product sales.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related costs associated with sales and marketing personnel, executive management, corporate administration, legal fees, commercial planning activities, cost of free goods, facility costs, insurance, information technology, medical education and accounting services. During 2004, we expanded our corporate staffing and infrastructure and initiated planning for sales and marketing activities. During 2005, we continued to expand our corporate and sales staffing and infrastructure, increased our pre-launch activities and implemented Section 404 of the Sarbanes-Oxley Act of 2002. We expect total selling, general and administrative expenses for the remainder of 2006 to remain focused on commercial and administrative activities associated with marketing Increlex™ for severe Primary IGFD, litigation associated with Insmed, as well as preparations for closing of the transaction with Ipsen and the subsequent launch of Somatuline® Autogel® in Canada and the United States.

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

The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Product sales consist of shipments of Increlex™ to specialty pharmacy distributors. Product sales are recognized when title passes to the customer, and the customer assumes the risks and rewards of ownership. This is generally at the time product arrives at the customer’s location. Product sales consist of gross sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. These provisions are provided for in the same period the related product sales are recorded. We began generating revenue from the sale of Increlex™ in January 2006.

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

Prior to the adoption of SFAS No. 123R, we previously accounted for our stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations, and provided the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Deferred stock compensation, from inception through January 31, 2004, of $10.9 million was recorded in accordance with APB Opinion No. 25, and was being amortized to expense over the related vesting period of the options. From inception through December 31, 2005, stock-based compensation expense of $5.7 million was recognized and $2.6 million was reversed as a result of employee terminations. The remaining deferred stock compensation balance of $2.6 million as of December 31, 2005 was reversed on January 1, 2006 upon adoption in accordance with the provisions of SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method. Under that transition method, non-cash compensation expense has been recognized beginning in the first quarter of fiscal 2006 and includes the following: (a) compensation expense related to any share-based payments granted through, but not yet vested as of January 1, 2006, and (b) compensation expense for any share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. We recognize non-cash compensation expense for the fair values of these share-based awards on a straight-line basis over the requisite service period of each of these awards. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

As a result of adopting SFAS No. 123R, we recognized stock-based compensation expense of $1.6 million and $2.8 million during the three and six months ended June 30, 2006, respectively, which primarily affected our reported research and development and selling, general, and administrative expenses. Approximately $548,000 and $1.0 million are included in research and development expenses for the three and six months ended June 30, 2006, respectively, and approximately $1.1 million and $1.8 million are included in selling, general and administrative expenses for the three and six months ended June 30, 2006, respectively. We calculated this expense based on the fair values of the stock-based compensation awards as estimated using the Black-Scholes model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of June 30, 2006, total unrecognized compensation expense related to unvested share-based compensation arrangements previously granted under our various plans was $13.9 million, which we expect to recognize over a weighted-average period of 2.9 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods as that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

For more information on stock-based compensation expense recorded for the three and six months ended June 30, 2006, please refer to Note 7—Stock Based Compensation in the notes to our condensed financial statements.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The valuation of inventory requires us to estimate potential obsolete or excess inventory. The determination of obsolete or excess inventory requires us to estimate the future demands for Increlex™; however, if our current assumptions about future production or inventory levels, demand or competition were to change or if actual market conditions are less favorable than those we have projected, inventory write-downs may be required that could negatively impact our results of operations.

Clinical Trial Expenses

We contract with third-party clinical research organizations to perform various clinical trial activities. We recognize research and development expenses for these contracted activities based upon a variety of factors, including actual and estimated patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. We match the recording of expenses in our financial statements to the actual services received from and efforts expended by the related clinical research organization. Depending on the timing of payments to the service providers, we record prepaid expenses and accruals relating to clinical trials based on our estimate of the degree of completion of the event or events as specified in each clinical study or trial contract. We monitor each of these factors to the extent possible and adjust estimates accordingly. However such adjustments to date have not been material to our results of operations or financial position.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Net Product Sales. We began shipment of Increlex™ to specialty pharmacy distributors in January 2006. Product sales less product returns and cash discounts were $166,000 for the quarter ended June 30, 2006. There were minimal government rebates to state Medicaid agencies in the second quarter of 2006. As Increlex™ is generally ordered by our distributors against specific prescriptions, we believe that our distributors carry minimal levels of inventory.

Cost of Product Sales. Cost of product sales was $557,000, and included the write-down of inventory totaling $433,000, of which $364,000 was due to a manufacturing lot failure, for the quarter ended June 30, 2006. Cost of product sales represents the cost of production, shipping, distribution and handling costs, inventory write-downs based on our review of obsolete, excess and expired inventory, and royalties owed to Genentech based on sales of Increlex™. Prior to regulatory approval of Increlex™ in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex™ by the FDA, we began capitalizing these production costs to inventory and began to charge cost of product sales in the first quarter of 2006 as these units of Increlex™ were sold. In addition to these capitalized drug supply production costs, there are also certain variable and fixed shipping, distribution and handlings costs charged to cost of product sales. Our cost of product sales as a percentage of net product sales may fluctuate over time as the drug supply produced prior to August 2005 is sold, as the mix of the fixed versus variable costs change over time and the percentage of manufacturing lots are successfully completed.

Research and Development Expenses. Research and development expenses decreased to $4.6 million for the quarter ended June 30, 2006, from $6.3 million for the same period in 2005. Total research and development expenses decreased $1.7 million in the second quarter of 2006 compared to the second quarter of 2005 due primarily to lower project costs associated with manufacturing development activities of $2.2 million, partially offset by higher personnel and other costs of $432,000 and a $100,000 payment under our U.S. License and Collaboration Agreement with Genentech. Our project costs in the quarter ended June 30, 2006 were lower than the same quarter in 2005 primarily due to the completion of our manufacturing activities in preparation for our NDA filing which was substantially completed in August 2005. The $4.6 million in expenses during the quarter ended June 30, 2006 were comprised primarily of internal personnel and other costs of $3.1 million, external project costs associated with our clinical and regulatory activities in Primary IGFD and MAA filing related costs of $1.4 million and a $100,000 payment under our U.S License and Collaboration Agreement with Genentech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $10.6 million for the quarter ended June 30, 2006, from $6.5 million for the same period in 2005. The increase of $4.1 million was primarily attributable to additional expenditures associated with sales and marketing activities of $3.0 million, increased general and administrative personnel costs of $1.4 million, increased free goods expense of $621,000, of which $463,000 was related to a write-down of inventory due to a manufacturing lot failure, and increased expenses associated with medical education of $202,000, partially offset by decreased expenses primarily associated with litigation of $1.0 million.

Interest expense. There was no interest expense for the quarter ended June 30, 2006. Interest expense was $294,000 for the quarter ended June 30, 2005. In January 2005, we entered into a loan agreement with Venture Leasing & Lending IV, Inc., or VLL, under which we issued 75,000 shares of our common stock to VLL. The common stock was valued at $720,000 on the date of issuance, and was amortized over the period of the initial loan commitment, through April 30, 2005, as interest expense. In May 2005, we extended our loan agreement with VLL through December 31, 2005, in connection with which we issued 37,500 shares of our common stock to an affiliate of VLL. The 37,500 shares of common stock were valued at $282,000 on the date of issuance, and were amortized over the extended eight-month commitment period through December 31, 2005, as interest expense.

Interest and Other Income, net. Interest and other income, net, increased to $889,000 for the quarter ended June 30, 2006, from $671,000 for the same period in 2005. The increase was due primarily to an increase in interest rates.

Six Months Ended June 30, 2006 and 2005

Net Product Sales. We began shipment of Increlex™ to specialty pharmacy distributors in January 2006. Product sales less product returns and cash discounts were $251,000 for the six months ended June 30, 2006. There were minimal government rebates to state Medicaid agencies in the six months ended June 30, 2006. As Increlex™ is generally ordered by our distributors against specific prescriptions, we believe that our distributors carry minimal levels of inventory.

Cost of Product Sales. Cost of product sales were $640,000, and included the write-down of inventory totaling $442,000, of which $364,000 was due to a manufacturing lot failure, for the six months ended June 30, 2006. Cost of product sales represents the cost of production, shipping, distribution and handling costs, inventory write-downs based on our review of obsolete, excess and expired inventory, and royalties owed to Genentech based on sales of Increlex™. Prior to regulatory approval of Increlex™ in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex™ by the FDA, we began capitalizing these production costs to inventory and began to charge cost of product sales in the first quarter of 2006 as these units of Increlex™ were sold. In addition to these capitalized drug supply production costs, there are also certain variable and fixed shipping, distribution and handlings costs charged to cost of product sales. Our cost of product sales as a percentage of net product sales may fluctuate over time as the drug supply produced prior to August 2005 is sold, as the mix of the fixed versus variable costs change over time and the percentage of manufacturing lots that are successfully completed.

Research and Development Expenses. Research and development expenses decreased to $9.2 million for the six months ended June 30, 2006, from $11.2 million for the same period in 2005. Total research and development expenses decreased $2.0 million in the six months ended June 30, 2006 compared to the same period in 2005 due primarily to lower project costs associated with our manufacturing development activities of $3.0 million, partially offset by higher personnel and other costs of $956,000 and a $100,000 payment under our U.S. License and Collaboration Agreement with Genentech. Our project costs in the six months ended June 30, 2006 were lower than the same period in 2005 primarily due to completion of our manufacturing activities in preparation for our NDA filing which was substantially completed in August 2005. The $9.2 million in expenses during the six months ended June 30, 2006 were comprised of internal personnel and other costs of $6.0 million, external project costs associated with our clinical and regulatory activities in Primary IGFD and MAA filing related costs of $3.1 million and a $100,000 payment under our U.S. License and Collaboration Agreement with Genentech.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $21.1 million for the six months ended June 30, 2006, from $10.6 million for the same period in 2005. The increase of $10.5 million was primarily attributable to additional expenditures associated with sales and marketing activities of $5.7 million, increased general and administrative personnel and other costs of $2.6 million, increased expenses primarily associated with litigation of $1.2 million, increased free goods expense of $741,000, of which $463,000 was related to a write-down of inventory due to a manufacturing lot failure. and increased expenses associated with medical education of $274,000.

Interest expense. There was no interest expense for the six months ended June 30, 2006. Interest expense was $793,000 for the six months ended June 30, 2005 due to the issuance of our common stock to VLL. In January 2005, we entered into a loan agreement with Venture Leasing & Lending IV, Inc., or VLL, under which we issued 75,000 shares of our common stock to VLL. The common stock was valued at $720,000 on the date of issuance, and was amortized over the period of the initial loan commitment, through April 30, 2005, as interest expense. In May 2005, we extended our loan agreement with VLL through December 31, 2005, in connection with which we issued 37,500 shares of our common stock to an affiliate of VLL. The 37,500 shares of common stock were valued at $282,000 on the date of issuance, and were amortized over the extended eight-month commitment period through December 31, 2005, as interest expense.

Interest and Other Income, net. Interest and other income, net, increased to $1.8 million for the six months ended June 30, 2006, from $1.1 million for the same period in 2005. The increase was due to primarily to an increase in interest rates.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2006, we had an accumulated deficit of $194.7 million, which was primarily comprised of $151.7 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through June 30, 2006 with net cash proceeds of $66.0 million in private equity financings and $135.3 million from our public offerings of common stock.

Committed Equity Financing Facility

Under the terms of the CEFF, Kingsbridge committed to purchase a maximum of approximately 6.0 million newly issued shares of our common stock over a three-year period beginning in October 2005, for cash up to an aggregate of $75.0 million, subject to certain conditions. We may draw down under the CEFF in tranches of up to the lesser of $7.0 million or 2% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of our common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short our stock, nor may it enter into any derivative transaction directly related to our stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of our closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 260,000 shares of our common stock at an exercise price of $13.12 per share. We may exercise our right to draw down amounts under the CEFF, if and to the extent available, at such times as we have a need for additional capital and when we believe that sales of our common stock under the CEFF provide an appropriate means of raising capital. However, we are not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. During the six months ended June 30, 2006, we did not draw down any funds under the CEFF and had not issued any shares pursuant to the CEFF as of June 30, 2006.

Proposed Transaction with Ipsen

On July 18, 2006, we entered into a Stock Purchase and Master Transaction Agreement, or Purchase Agreement, with Ipsen, S.A. Under the terms of the Purchase Agreement, we have agreed to issue to Ipsen (or its designated affiliate): (i) 12,527,245 shares of our common stock at a premium to market; (ii) a convertible note in the principal amount of $25.0 million; (iii) a second convertible note in the principal amount of 30.0 million euros; (iv) a third convertible note in the principal amount of $15.0 million; and (v) a warrant to purchase a minimum of 4,948,795 shares of our common stock. Each of the convertible notes would mature five years from the date of issuance and carry a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and would be convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (€5.92 per share with respect to the second convertible note). The warrant would be exercisable at any time during the five-year period after the first closing under the Purchase Agreement and would carry an initial exercise price per share equal to $7.41 per share. At the first closing under the Purchase Agreement, subject to the satisfaction or waiver of the conditions thereto, including the approval by our stockholders of the required aspects of the transactions contemplated by the Purchase Agreement and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust & Improvements Act of 1976, as amended, we would issue the 12,527,245 shares, the first convertible note and the warrant, and Ipsen would deliver $77.3 million to us for the shares. The Purchase Agreement provides that, simultaneously with the first closing thereunder, we and Ipsen (and/or affiliates thereof) would also enter into licensing and certain other agreements, including an agreement with respect to certain corporate governance matters and providing Ipsen with the right to nominate a certain number of directors for election to our Board of Directors, and we would effect amendments to our charter documents and would adopt a stockholder rights plan. At the second closing, subject to the satisfaction or waiver of the conditions thereto, we would issue the second convertible note and the third convertible note, and Ipsen would deliver $15.0 million to us. The second convertible note would be issued to Ipsen in lieu of the 30.0 million euros we would be required to pay to Ipsen in connection with FDA approval of Somatuline® Autogel® for the targeted product label, as described below. Together with the shares we would issue to Ipsen at the first closing under the Purchase Agreement, the issuance of all three convertible notes and the warrant would enable Ipsen to acquire an ownership interest in us of up to approximately 40% on a post-transaction, fully-diluted basis. A description of the material terms of the Purchase Agreement and the transactions contemplated thereby is included under the caption “Item 1.01. Entry into a Material Definitive Agreement” in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 24, 2006, and is incorporated by reference herein.

Pursuant to the licensing agreements we would enter into with Ipsen in connection with the first closing under the Purchase Agreement, among other things, we would grant to Ipsen exclusive rights to sell Increlex™ in all regions of the world, except the United States, Japan, Canada, certain Middle Eastern countries and Taiwan, and Ipsen would grant us exclusive rights to sell Somatuline® Autogel®, a leading product in the European acromegaly market, in the United States and Canada. Acromegaly is a hormonal disorder that results when a tumor in the pituitary gland produces excess growth hormone. Further, we and Ipsen would grant to each other product development rights and share the costs for improvements to, or new indications for, Somatuline® Autogel® and Increlex™. In addition, we and Ipsen would agree to rights of first negotiation for our respective endocrine pipelines. Under the proposed licensing agreement for Increlex™, Ipsen would make an upfront cash payment to us of 10.0 million euros and an additional 15.0 million euros upon approval of the Increlex™ MAA in the European Union for the targeted product label. If Increlex™ is launched in Ipsen’s territory, Ipsen would pay royalties to us on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Increlex™. Under the proposed licensing agreement for Somatuline® Autogel®, we would make an upfront payment of $25.0 million to Ipsen, which would be financed through the issuance by us of the first convertible note to Ipsen at the first closing under the Purchase Agreement. If Somatuline® Autogel® is approved in the United States for the targeted product label (and the second closing under the Purchase Agreement is consummated), we would make a milestone payment of 30.0 million euros to Ipsen, which would be financed through the issuance by us of the second convertible note to Ipsen at the second closing under the Purchase Agreement. Once Somatuline® Autogel® is launched in our territory, we would pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Somatuline® Autogel®.

There can be no assurance that we will receive all or any portion of the anticipated proceeds of the proposed transaction with Ipsen, nor can there be an assurance that we would achieve the anticipated benefits of the proposed transactions with Ipsen. Further, if issued, we would be required to pay to Ipsen the principal amounts, including accrued interest, under all three convertible notes if Ipsen elects not to convert these notes into shares of our common stock. For more information on these and other risks and uncertainties related to the proposed transaction with Ipsen, see the discussion under “Item 1A. Risk Factors—Risks Related to the Proposed Transaction with Ipsen.”

Cash Flow

Cash, cash equivalents and short-term investments totaled $66.1 million at June 30, 2006, compared to $58.6 million at December 31, 2005. The increase was primarily due to net proceeds of $34.2 million from the issuance of common stock from our January 2006 follow-on public offering, partially offset by cash used in operating activities of $26.5 million. The uses of cash in operations, during the six months ended June 30, 2006, were primarily related to sales, marketing and related support personnel and their activities associated with severe Primary IGFD, clinical and regulatory activities related to severe Primary IGFD and Primary IGFD and other general and administrative expenses as well as litigation related expenses. The increase in cash used in operations of $7.7 million in the six months ended June 30, 2006, compared to the same period in 2005, was due primarily to increases in sales, marketing and litigation activities. We expect an increase in net cash used in operations for the remainder of 2006, primarily to support the commercial activities associated with marketing Increlex™ for severe Primary IGFD and clinical, regulatory, and new product development activities in severe Primary IGFD and Primary IGFD, as well as preparations for closing of the transaction with Ipsen.

Net cash used in investing activities totaled $2.0 million in the six months ended June 30, 2006, compared to $16.8 million in the same period in 2005. Net cash used in investing activities represented purchases, sales and maturities of investments and purchases of property and equipment. Net purchases of short-term investments were $1.3 million in the six months ended June 30, 2006, compared to net purchases of short-term investments of $15.4 million for the same period in 2005. The decrease of $14.1 million in net purchases of short-term investments in the six months ended June 30, 2006, compared to the same period in 2005, was primarily due to the timing of maturities, sales and purchases of short-term investments.

Net cash provided by financing activities for the six months ended June 30, 2006 was $34.5 million, compared to $51.3 million for the same period in 2005. Net cash provided by financing activities primarily related to net proceeds received from our public offerings of common stock which totaled $34.2 million and $51.1 million in the six months ended June 30, 2006 and 2005, respectively.

Litigation

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. There is no date set for this action. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these proceedings because we believe that Insmed and Avecia are infringing on our patents that cover Insmed’s product’s use and manufacture. The trial date for the proceedings in the U.S. District Court for the Northern District of California is November 6, 2006. On June 30, 2006, this court issued rulings on several claims construction issues and cross-motions for summary judgment. The court granted us summary judgment that Insmed infringes claims 1, 2 and 9 of U.S. Patent No. 6,331,414, and granted us summary judgment that certain publications asserted by Insmed against the validity of U.S. Patent No. 5,187,151 do not qualify as prior art and cannot be used to attack the validity of that patent. In addition, the court denied Insmed summary judgment that Insmed does not infringe any of claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414, denied Insmed summary judgment that claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414 are invalid under 35 U.S.C. §101 and §112, denied Insmed summary judgment that Insmed does not infringe claims 1, 4, 5 and 7 of U.S. Patent No. 5,187,151, and granted Insmed summary judgment that no recovery can be had against it based on any activities conducted by Celtrix Pharmaceuticals, Inc. prior to December 23, 1998. However, on July 14, 2006 Insmed filed a request seeking leave of the court to file a motion for partial reconsideration of the summary judgment order with respect to infringement of claims 1 and 2 of U.S. Pat. No. 6,331,414.

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

In December 2005, we filed a complaint against Insmed for False Advertising and Unfair Competition, Case No. C-05-5027 SBA, in the U.S. District Court for the Northern District of California. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product. We were seeking monetary and injunctive relief. On June 9, 2006 the Court granted Insmed’s motion to dismiss the case. On June 12, 2006, we filed a complaint against Insmed for False Advertising, Unfair Competition and Intentional Interference with Prospective Business Relations, Case No. 3:06cv403, in the U.S. District Court for the Eastern District of Virginia. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product and intentionally interfered with our business relationships. We are seeking monetary and injunctive relief. On June 23, 2006, we filed our First Amended Complaint. On July 27, 2006, Insmed filed a motion to dismiss the case. The Court has not yet set a hearing date for this motion.

Contractual Obligations and Commercial Commitments

Under our agreement with Cambrex Baltimore, we have a non-cancelable obligation to reimburse Cambrex Baltimore on a time and materials and per batch basis in connection with the commercial production of Increlex. We estimate that our total purchase commitment to Cambrex Baltimore is approximately $6.7 million through December 31, 2006. Further, as we reach certain milestones, we will be committed to make certain future purchases.

Our operating lease commitments disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, have not changed significantly.

Operating Capital and Capital Expenditure Requirements

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

We plan to make significant expenditures to support our marketing, sales, clinical trial, regulatory, and product development activities. We expect to focus on commercial launch activities for severe Primary IGFD, and we expect to continue to expand our development projects for severe Primary IGFD and Primary IGFD. We also expect significant legal and other expenditures for our ongoing litigation and preparing for closing of the transaction with Ipsen and the subsequent launch of Somatuline® Autogel® in Canada and the United States.

We believe that our cash, cash equivalents and short-term investments as of June 30, 2006 of $66.1 million, together with the funds available under the CEFF (not including funds we would receive from our collaboration with Ipsen, pending the closing of the transaction), will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2007 based on our current business plan. If the proposed transaction with Ipsen is consummated, we will likely not be able to draw down all of the funds available under the CEFF. In addition, if the proposed transaction with Ipsen is consummated, we believe that our cash, cash equivalents and short-term investments as of June 30, 2006, together with the funds we would potentially receive from Ipsen and not including our drawing down of any funds from the CEFF, would be sufficient to meet our projected operating and capital expenditure requirements through the end of 2009. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to market and sell sufficient quantities of Increlex™ at the anticipated level;

•	the commercial status of the Increlex™ bulk drug manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of Increlex™ final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex™;

•	the closing of the proposed transaction with Ipsen, and, assuming such closing:

•	our ability to market and sell sufficient quantities of Somatuline® Autogel® at the anticipated level;

•	Ipsens’s ability to supply Somatuline® Autogel® in sufficient quantities;

•	the cost, timing and scope of additional regulatory approvals for Somatuline® Autogel®; and

•	Ipsen’s ability to market and sell sufficient quantities of Increlex™ in the licensed territories at the anticipated level;

•	the status of competing products;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative and legal expenses.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including the CEFF. However, there is no assurance that additional funding will be available to finance our operations when needed or on acceptable terms. Additional funding may also result in dilution to our stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk disclosures set forth in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, have not changed significantly.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech, initiated patent infringement proceedings against Insmed Incorporated in the U.S. District Court for the Northern District of California. We initiated these proceedings because we believe that Insmed and Avecia are infringing and/or have infringed on our patents that cover Insmed’s product’s use and manufacture. Please refer to our disclosures under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended, for more information regarding our patent infringement litigation against Avecia and Insmed in the United Kingdom and our patent infringement litigation against Insmed in the United States. There were no material developments in our patent infringement litigation against Avecia and Insmed in the United Kingdom during the six months ended June 30, 2006. On June 30, 2006, the court issued rulings on several claims construction issues and cross-motions for summary judgment in our patent infringement litigation against Insmed in the United States. The court granted us summary judgment that Insmed infringes claims 1, 2 and 9 of U.S. Patent No. 6,331,414, and granted us summary judgment that certain publications asserted by Insmed against the validity of U.S. Patent No. 5,187,151 do not qualify as prior art and cannot be used to attack the validity of that patent. In addition, the court denied Insmed summary judgment that Insmed does not infringe any of claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414, denied Insmed summary judgment that claims 1 through 4, 9 and 10 of U.S. Patent No. 6,331,414 are invalid under 35 U.S.C. §101 and §112, denied Insmed summary judgment that Insmed does not infringe claims 1, 4, 5 and 7 of U.S. Patent No. 5,187,151, and granted Insmed summary judgment that no recovery can be had against it based on any activities conducted by Celtrix Pharmaceuticals, Inc. prior to December 23, 1998. Apart from the rulings on claims construction issues and cross-motions for summary judgment issued by the court on June 30, 2006, there were no material developments in our patent infringement litigation against Insmed in the United States during the six months ended June 30, 2006. Subsequent to the six months ended June 30, 2006, on July 14, 2006 Insmed filed a request seeking leave of the court to file a motion for partial reconsideration of the summary judgment order with respect to infringement of claims 1 and 2 of U.S. Pat. No. 6,331,414.

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

In December 2005, we filed a complaint against Insmed for False Advertising and Unfair Competition, Case No. C-05-5027 SBA, in the U.S. District Court for the Northern District of California. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product. We were seeking monetary and injunctive relief. On June 9, 2006 the Court granted Insmed’s motion to dismiss the case. On June 12, 2006, we filed a complaint against Insmed for False Advertising, Unfair Competition and Intentional Interference with Prospective Business Relations, Case No. 3:06cv403, in the U.S. District Court for the Eastern District of Virginia. The complaint alleged that Insmed made false, misleading and deceptive statements about Increlex and its product and intentionally interfered with our business relationships. We are seeking monetary and injunctive relief. On June 23, 2006, we filed our First Amended Complaint. On July 27, 2006, Insmed filed a motion to dismiss the case. The Court has not yet set a hearing date for this motion.

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

Risks Related to Our Business

We are a development stage company with a limited operating history and may not be able to successfully market and sell any products, generate significant revenues or attain profitability.*

We are a development stage company focused on the development and commercialization of Increlex™ for the treatment of short stature and other endocrine disorders. From our inception in October 2000 through June 30, 2006, we have an accumulated deficit of $194.7 million. We had revenues of $251,000 and incurred a net loss of $28.9 million during the six months ended June 30, 2006. We may not be able to generate significant revenues from operations and may not be able to attain profitability. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex™ for severe Primary IGFD and Primary IGFD. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

If the proposed transaction with Ipsen is not consummated, we anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be solely dependent on the successful commercialization of Increlex™ for the treatment of severe Primary IGFD and Primary IGFD. There is no assurance that we will be able to obtain or maintain governmental regulatory approvals to market Increlex™ in the United States or rest of the world for either or both of these indications or any other indication. If we are unable to generate significant revenue from Increlex™ or attain profitability, we will not be able to sustain our operations.

If there are fewer children with severe Primary IGFD or Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other products or to continue operations, or we may not be able to complete our clinical trials.*

If there are fewer children with severe Primary IGFD or Primary IGFD than we estimate, we may not generate sufficient revenues to continue development of other indications or products and may need to cease operations. We estimate that the number of children in the United States with short stature is approximately one million, of which approximately 380,000 are referred to pediatric endocrinologists for evaluation. We believe that approximately 30,000 of these children have Primary IGFD, of which approximately 6,000 have severe Primary IGFD. Our estimate of the size of the patient population is based on published studies as well as internal data, including our interpretation of a study conducted as part of Genentech’s National Cooperative Growth Study program. This study reported results of the evaluation of the hormonal basis of short stature in approximately 6,450 children referred to pediatric endocrinologists over a four-year period. We believe that the aggregate numbers of children in Western Europe with Primary IGFD and severe Primary IGFD are substantially equivalent to the numbers in the United States. If the results of Genentech’s study or our interpretation and extrapolation of data from the study do not accurately reflect the number of children with Primary IGFD or severe Primary IGFD, our assessment of the market may be incorrect, making it difficult or impossible for us to meet our revenue goals or to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all.

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

Reimbursement for Increlex™ may be slow, not available at the levels we expect, or not available at all, resulting in our expected revenues being delayed or substantially reduced.*

Market acceptance, our sales of Increlex™ and our profitability will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse the price patients pay for Increlex™, and the timing of reimbursement decisions by these payers, will affect the commercialization of Increlex™. We believe that Increlex™ will be reimbursed to a similar extent that growth hormone therapy is reimbursed for growth hormone deficiency. However, if our assumptions regarding the timing of reimbursement decisions and level of reimbursement, or regarding the age, dosage or price per patient for Increlex™ are incorrect, our expected revenues may be delayed or substantially reduced. Since Increlex™ is approved by the FDA for severe Primary IGFD, only prescriptions for that indication may be reimbursable. Also, we cannot be sure that the formulary status that Increlex™ ultimately receives by payers will not limit the ability of patients to afford Increlex™ and therefore reduce the demand for, or the price of, Increlex™. If reimbursement is not available or is available only to limited levels, we may not be able to market and sell Increlex™ and our revenues may be delayed or substantially reduced.

We believe that the annual wholesale acquisition cost of Increlex™ therapy for the treatment of severe Primary IGFD for a 24 kilogram child is approximately $23,000 per year. The actual cost per year per patient for Increlex™ will depend on the weight of the child, the treatment dose prescribed and compliance. In addition, it is possible that the children receiving Increlex™ therapy during the first few years of our launch are younger and/or smaller than those children receiving the drug in ensuing years, and the price per patient could be less than in subsequent years. If our assumptions regarding the revenue per patient of Increlex™ therapy for the treatment of severe Primary IGFD and Primary IGFD are incorrect, our expected revenues and the market opportunity for Increlex™ therapy for the treatment of severe Primary IGFD and Primary IGFD may be substantially reduced.

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

Insmed Incorporated’s combination product was launched and competes directly with Increlex™ for the treatment of patients with severe Primary IGFD. Insmed’s combination product was approved by the FDA for the treatment of patients with severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. Insmed has also announced that its application to market its combination product in the European Union has been validated and that they could therefore receive a marketing approval in 2007.

Growth hormone products will likely compete with Increlex™ for the treatment of patients with Primary IGFD if Increlex™ is also approved for that indication. The major suppliers of commercially available growth hormone products in the United States are Genentech, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Novo Nordisk A/S, Pfizer Inc and Serono S.A. Investigators from a Novo Nordisk clinical trial presented data that demonstrated growth hormone was effective in a population that included children with Primary IGFD. In addition, biosimilar growth hormone products, including Omnitrope marketed by Sandoz, a division of the Novartis group, have been or may be approved in the United States and become competitors. In addition, children with Primary IGFD may be diagnosed as having idiopathic short stature, or ISS. Eli Lilly and Company and Genentech have received FDA approval for their respective growth hormone products for the treatment of children with ISS. Accordingly, we expect that growth hormone products will compete directly with Increlex™ for the treatment of children with Primary IGFD.

In addition, we are aware that Chiron Corporation has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex™.

We believe that Bristol-Meyers Squibb Company, Genentech, Merck & Co., Inc., Novo Nordisk and Pfizer Inc have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and is actively developing one of these compounds for use in cancer cachexia, a wasting disorder affecting some cancer patients.

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

If we do not receive additional regulatory marketing approvals, our business will be harmed.*

We are currently developing Increlex™ for the treatment of Primary IGFD. The FDA has substantial discretion in the approval process and may decide that the data from our clinical trials is insufficient to allow approval of Increlex™ for Primary IGFD. If we do not receive regulatory marketing approval in the United States for Primary IGFD, our business will be harmed. We will also need to file applications with regulatory authorities in foreign countries to market Increlex™ for Primary IGFD in foreign countries. Although we have submitted a marketing authorization application in Europe for severe Primary IGFD, there is no assurance that we will receive marketing approval in Europe for either severe Primary IGFD or Primary IGFD. If we fail to obtain European marketing approval for Increlex™, the geographic market for Increlex™ would be limited. If such approvals are delayed, it would postpone our ability to generate revenues in Europe. In addition, if the proposed transaction with Ipsen is consummated and the FDA does not approve Somatuline® Autogel® for the label that we anticipate, our ability to generate revenues would be adversely affected, and our business would be harmed.

Our inability to enter into commercial agreements on commercially reasonable terms with single-source manufacturers to fill-finish our approved product could adversely affect our commercial supply and ability to grow revenues.*

We currently source all of our fill-finish manufacturing and portions of release testing through a single-source third-party supplier. This supplier is the only FDA-approved manufacturer currently available to us, and could only be replaced by qualification of a new site for the same operations. We are currently negotiating a short-term commercial agreement with this fill-finish manufacturer, which has agreed to provide commercial product under an existing agreement. However, if we are unable to enter into such a short-term commercial agreement that has sufficient longevity with this single-source third-party supplier, we may be unable to fill-finish our commercial product until we move our process to another fill-finish manufacturer. It will take a significant amount of time and expense to arrange for an alternative manufacturer. Even if we enter into such a short-term agreement that has sufficient longevity with this manufacturer, we plan to engage another manufacturer for long-term fill-finish manufacturing. For us to change to another commercial fill-finish manufacturer, such manufacturer’s facilities and processes, prior to our use, will need to undergo pre-approval and/or cGMP compliance inspections. In addition, we would need to transfer and validate the processes and certain analytical methods necessary for the production and testing of rhIGF-1 to this new manufacturer. A delay in such a transfer may also result in a shortage of our commercial product and a loss of revenues.

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

We rely solely on single-source third parties in the manufacture, testing, storage and distribution of Increlex™.*

We source all of our Increlex™ fill-finish manufacturing and testing and final product storage and distribution operations, as well as all of our bulk manufacturing, testing, and shipping operations, through single-source third-party suppliers and contractors. Single-source suppliers are the only approved suppliers currently available to us, and could only be replaced by qualification of new sites for the same operations.

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

Difficulties or delays in product manufacturing due to advance scheduling requirements, capacity constraints and/or manufacturing lot failures at our third-party manufacturers could harm our operating results and financial performance.*

The manufacture of Increlex™ requires successful coordination between us and all of our suppliers, contractors, service-providers, and manufacturers. Coordination failures with these different elements of our supply chain could require us to delay shipments and/or impair our ability to supply product. Furthermore, uncertainties in estimating future demand for new products such as Increlex™ may result in manufacture of surplus inventory requiring us to record charges for any expired, unused product, or may result in inadequate manufacturing of product inventory, causing delays to shipments or no shipments at all. Additionally, our reliance on third-party manufacturing requires long lead times from order to delivery of product, and may be hampered by available capacity at those manufacturers, making our ability to supply product supplies in excess of our forecast extremely difficult. As a consequence, we may have inadequate capacity to meet unexpected demand, which could negatively affect our operating results. Further, our operating results and financial performance may suffer if we experience more than anticipated manufacturing lot failures.

Claims and concerns may arise regarding the safety and efficacy of Increlex™, which could require us to perform additional clinical trials, could slow penetration into the marketplace, or cause reduced sales or product withdrawal after introduction.*

Increlex™ was approved in the United States for the treatment of severe Primary IGFD based on long-term and extensive studies and clinical trials conducted to demonstrate product safety and efficacy. Discovery of previously unknown problems with the raw materials, product or manufacturing processes, such as loss of sterility, contamination, new data suggesting an unacceptable safety risk or previously unidentified side effects for the product, could result in a voluntary or mandated withdrawal of the product from the marketplace, either temporarily or permanently. Studies may result in data or evidence suggesting another product is safer, better tolerated, or more efficacious than Increlex™, which could lead to reduced sales. Additionally, discovery of unknown problems with our product or manufacturing processes for our product could negatively impact the established safety and efficacy profile and result in possible reduced sales or product withdrawal. Such outcomes could negatively and materially affect our product sales, operating results, and financial condition.

If other companies overcome our U.S. orphan drug marketing exclusivity or obtain marketing exclusivity in Europe, they will be able to compete with us, and our revenues will be diminished.*

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Increlex™ has received from the FDA orphan drug marketing exclusivity for the long-term treatment of patients with severe Primary IGFD. However, more than one product may be approved by the FDA for the same orphan indication or disease. As a result, even though our product has been approved and has received marketing exclusivity for severe Primary IGFD, the FDA can still approve other drugs for use in treating the same indication or disease covered by our product, which would create a more competitive market for us. For example, the FDA recently approved Insmed Incorporated’s combination product for the treatment of severe Primary IGFD and granted Insmed’s product orphan drug designation. Accordingly, notwithstanding our orphan drug designation for rhIGF- 1, Insmed’s combination product for rhIGF-1 and BP-3 was deemed by the FDA to be a different drug than ours, and therefore, it competes directly with Increlex™ for the treatment of patients with severe Primary IGFD.

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

We expect to continue to incur substantial costs as a result of patent infringement litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our intellectual property rights.*

In December 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated in the United Kingdom and against Insmed in the United States to enforce patent rights we licensed from Genentech. We cannot predict the outcome of such litigation. These actions have required a substantial diversion of financial and personnel resources and could expose us to liability for costs or other awards of damages. Declaratory judgments of invalidity against our patents asserted in such actions could prevent us from using the affected patents to exclude others from competing with us.

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

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all.*

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

We will need others to market and sell Increlex™ in Europe and other regions of the world.*

In the event that the proposed transaction with Ipsen is not consummated, we will need to engage others to market and sell Increlex™ in Europe and other regions of the world. If we receive marketing approval for Increlex™ in Europe and decide to sell Increlex™ in Europe through one or more third parties, we will need to enter into marketing arrangements with them. We may not be able to enter into marketing arrangements with third parties on favorable terms, or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed Increlex™ entirely on our own. In the event that we are unable to enter into a marketing arrangement for Increlex™ in Europe or the rest of the world, we may not be able to develop or engage an effective sales force to successfully market and sell our product in Europe or in other territories.

If we fail to identify and in-license other patent rights, products or product candidates, we may be unable to grow our revenues.*

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan.*

We believe that our cash, cash equivalents and short-term investments as of June 30, 2006, together with the funds available under the CEFF (not including funds we would receive from our proposed transaction with Ipsen, subject to the closing of the transaction), will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2007 based on our current business plan. If the proposed transaction with Ipsen is consummated, we will likely not be able to draw down all of the funds available under the CEFF. In addition, if the proposed transaction with Ipsen is consummated, we believe that our cash, cash equivalents and short-term investments as of June 30, 2006, together with the funds we would potentially receive from Ipsen and not including our drawing down of any funds from the CEFF, would be sufficient to meet our projected operating and capital expenditure requirements through the end of 2009. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	our ability to market and sell sufficient quantities of Increlex™ at the anticipated level;

•	the commercial status of the Increlex™ bulk drug manufacturing operations at Cambrex Baltimore, including the success of our cGMP production activities;

•	the success of Increlex™ final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex™;

•	the closing of the proposed transaction with Ipsen, and, assuming such closing:

•	our ability to market and sell sufficient quantities of Somatuline® Autogel® at the anticipated level;

•	Ipsens’s ability to supply Somatuline® Autogel® in sufficient quantities;

•	the cost, timing and scope of additional regulatory approvals for Somatuline® Autogel®; and

•	Ipsen’s ability to market and sell sufficient quantities of Increlex™ in the licensed territories at the anticipated level;

•	the status of competing products;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative and legal expenses.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, and the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.*

Our ability to implement our business plan requires an effective planning and management process. As of June 30, 2006, we had 110 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

One potential risk of using growth factors like rhIGF-1 is that it may increase the likelihood of developing cancer or, if patients already have cancer, that the cancer may develop more rapidly. Increlex™ may also increase the risk that diabetic patients may develop or worsen an existing retinopathy, which could lead to the need for additional therapy such as laser treatment of the eyes or result in blindness. We have Phase III study results from the treatment of more than 76 children with severe Primary IGFD with Increlex™ for an average of more than 4.4 years, with some patients being treated for over 12 years. None of the children withdrew from the study due to adverse events. However, some patients experienced hypoglycemia, or low blood glucose levels. Other side effects noted in some patients include hearing deficits, enlargement of the tonsils and intracranial hypertension.

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

Risks Related to the Proposed Transaction with Ipsen*

If we are unable to complete the proposed transaction with Ipsen in a timely manner, or at all, we may face certain material risks to our business.*

On July 18, 2006, we entered into a Stock Purchase and Master Transaction Agreement, or Purchase Agreement, with Ipsen, S.A., or Ipsen. Ipsen’s obligation to complete the transactions contemplated by the Purchase Agreement to be completed at the initial closing under the Purchase Agreement is conditioned upon the satisfaction or waiver of a number of conditions, including:

•	the absence of an event or circumstance, including litigation related to the transactions contemplated by the Purchase Agreement, that has had, or would reasonably be expected to have, a material adverse effect on our ability to perform our obligations under the license agreements to be entered into with Ipsen simultaneously with the initial closing under the Purchase Agreement;

•	the approval by our stockholders of the required aspects of the transactions contemplated by the Purchase Agreement;

•	the expiration of the waiting period under the Hart-Scott-Rodino Antitrust & Improvements Act of 1976, as amended;

•	the accuracy of our representations and warranties in the Purchase Agreement as of the date of the Purchase Agreement; and

•	the receipt of all other required material governmental authorizations or approvals.

The Purchase Agreement may also be terminated under specified circumstances. We cannot ensure that the conditions to closing will be met or waived or that we will be able to successfully consummate the transactions contemplated by the Purchase Agreement in a timely manner, or at all. If the transactions contemplated by the Purchase Agreement are not consummated in timely manner, or at all, we will be subject to the adverse effects of a number of material risks, including:

•	a decline in the price of our common stock;

•	the diversion of the attention of our management and our employees from day-to-day operations and the diversion of financial resources during the negotiation and pendency of the transactions contemplated by the Purchase Agreement;

•	a delay in launching Increlex™ in Europe and the rest of the world;

•	the possible loss of other strategic partnering or business development opportunities during the pendency of the transactions contemplated by the Purchase Agreement;

•	the accrual of significant transaction costs, including legal and other costs relating to transactions contemplated by the Purchase Agreement;

•	the potential requirement to pay to Ipsen certain termination fees under circumstances specified in the Purchase Agreement; and

•	the necessity to enter into alternative financing transactions that would be dilutive to our stockholders and may not be on favorable terms.

We may not realize the anticipated benefits from the proposed transactions with Ipsen.*

The Purchase Agreement provides that, simultaneously with the initial closing under the Purchase Agreement, we and Ipsen (and/or affiliates thereof) would enter into licensing agreements with respect to Increlex™ and Ipsen’s Somatuline® Autogel® product. Under the license agreement with respect to Somatuline® Autogel®, Ipsen would grant to us exclusive rights to sell Somatuline® Autogel® in the United States and Canada. Under the license agreement with respect to Increlex™, we would grant to Ipsen exclusive rights to sell Increlex™ in all regions of the world, except the United States, Japan, Canada, certain Middle Eastern countries and Taiwan. Under these license agreements, we and Ipsen would grant to each other product development rights and share the costs for improvements to, or new indications for, Somatuline® Autogel® and Increlex™.

Somatuline® Autogel® may not receive U.S. regulatory approval in a timely manner, for the label that we anticipate, or at all. Even if Somatuline® Autogel® receives U.S. regulatory approval, the approval may not be maintained, including as a result of the failure to maintain compliance with cGMP regulations, and Ipsen may be unable to maintain the supply of the product. In addition, revenues from sales of Somatuline® Autogel® in the United States and Canada may not meet our expectations, including as a result of competing products or unavailable or limited reimbursement by third-party payers. It is also possible that Ipsen will not successfully market and sell Increlex™ in the licensed territories, in which case we would not receive royalties to the extent that we currently anticipate. We also may not be able to successfully develop additional products or improvements to, or new indications for, Somatuline® Autogel® and/or Increlex™ or share the costs of such developments in a manner that is commercially feasible for us. The license agreements would also be terminable by Ipsen under certain circumstances, including certain change of control transactions related to Ipsen. In any such or similar events, we may not realize the anticipated benefits from the proposed transaction. In addition to cross-licensing agreements for Somatuline® Autogel® and Increlex™, we and Ipsen have granted to each other a right of first negotiation for products in our respective endocrine pipelines and have agreed on a framework for joint clinical development and subsequent commercialization of endocrine products on a worldwide basis. However, we can not assure you that we will be able to reach an agreement with Ipsen on the specific terms for any of these endocrine pipeline products.

In addition, the terms of the warrant to be issued to Ipsen simultaneously with the initial closing under the Purchase Agreement provide that the number of shares of our common stock subject to the warrant may increase in the event of issuances of equity securities by us that dilute Ipsen’s percentage interest in the Company. Further, the initial exercise price of the warrant, and the conversion price of convertible notes to be issued in connection with the transactions contemplated by the Purchase Agreement, would also be subject to certain weighted-average price-based antidilution adjustments. These terms of the warrant and convertible notes may entitle Ipsen to acquire a greater number of shares of our common stock than was anticipated at the time of execution of the Purchase Agreement. We are also subject to currency risk on a €30.0 million convertible note that would be issued in connection with the transactions contemplated by the Purchase Agreement, which, if the note is not converted, may result in the need to raise a greater amount of U.S. dollars to repay this note at maturity than would be required based on a conversion of this note to U.S. dollars at the time of execution of the Purchase Agreement or issuance.

In connection with the transaction, we could issue to Ipsen three convertible notes in the principal amounts of $25.0 million, €30.0 million and $15.0 million. All of these notes would mature five years from date of issuance and carry a 2.5% coupon per annum from the date of issuance, compounded quarterly. If Ipsen chooses not to convert these notes, we would be required to pay to Ipsen the principal amount of the notes plus accrued interest at maturity. If we are required to pay the notes in cash, we will likely need to raise such amounts from the capital markets or through a strategic transaction. There is no assurance that we would be able to do so in a timely manner or on reasonable terms.

If the proposed transaction with Ipsen is completed, our stockholders will experience immediate and substantial dilution.*

The shares that we would issue to Ipsen at the initial closing under the Purchase Agreement, upon conversion of all three convertible notes that would be issuable to Ipsen and upon exercise of the warrant that would be issued to Ipsen would enable Ipsen to acquire an ownership interest in us of up to approximately 40% on a post-transaction, fully-diluted basis, with the opportunity to increase its ownership position to 60% or greater through market purchases in certain circumstances. Ipsen would also be granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. Even if Ipsen elects not to convert any of the convertible notes or the warrant that we may issue to it, upon the initial closing under the Purchase Agreement, we will issue to Ipsen a number of shares equal to approximately 25% of our outstanding common stock on a post-closing basis which will have a substantial dilutive effect on the holdings of our current stockholders.

If the proposed transaction with Ipsen is completed, our resulting relationship with Ipsen will limit our ability to enter into transactions, pursue opportunities in conflict with Ipsen and could cause the price of our common stock to decline.*

After the initial closing under the Purchase Agreement, and for a potentially indefinite period, the approval of Ipsen would be required for us to take certain actions, including, but not limited to:

•	entering into most material transactions or agreements;

•	merging or consolidating with any person other than Ipsen;

•	establishing or approving an operating budget with anticipated research and development spending in excess of $25.0 million per year, plus potential additional amounts for new Ipsen projects under the license agreement with respect to Somatuline® Autogel®;

•	subject to limited exceptions, incurring any indebtedness in excess of $2.5 million that would cause our ratio of net indebtedness to EBITDA to exceed 1:1;

•	entering into any transaction that results in competition with Ipsen; and

•	issuing or selling shares of our capital stock, other than issuances or sales after the second anniversary of the initial closing of the transactions contemplated by the Purchase Agreement that may not exceed $25.0 million in any three-year period and other limited exceptions.

These provisions may limit our ability to enter into transactions otherwise viewed as beneficial to us. In addition, all of our shares of common stock that would be owned by Ipsen would be eligible for sale in the public market after the first anniversary of the initial closing of the transactions contemplated by the Purchase Agreement, subject to compliance with the applicable securities laws. We have agreed that, upon Ipsen’s request after the first anniversary of the initial closing of the transactions contemplated by the Purchase Agreement, we would file registration statements under the Securities Act in order to permit Ipsen to offer and sell a substantial number of shares of our common stock. Sales of a substantial number of shares of our common stock by Ipsen in the public market, or the perception that such sales are likely to occur, could adversely affect the market price of our common stock.

Ipsen may seek to influence our business in a manner that is contrary to our goals or strategies or to the interests of our other stockholders.*

If the proposed transaction with Ipsen is completed, based on its significant ownership position and ability to influence our business through certain protective provisions, Ipsen would exercise significant control over the outcome of most actions by our Board of Directors and those requiring the approval of our stockholders. Accordingly, our other stockholders may be unable to prevent actions by Ipsen. In addition, we have agreed, and our amended and restated certificate of incorporation would be amended in connection with the transactions contemplated by the Purchase Agreement to provide, among other things, that so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen would be entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Ipsen would also be entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting in 2008. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen.

Risks Related to Our Common Stock

If our results do not meet our and analysts’ forecasts and expectations, our stock price could decline.*

Analysts who cover our business and operations provide valuations regarding our stock price and make recommendations whether to buy, hold or sell our stock. Our stock price may be dependent upon such valuations and recommendations. Analysts’ valuations and recommendations are based primarily on our reported results and our and their forecasts and expectations concerning our future results regarding, for example, expenses, revenues, clinical trials, regulatory marketing approvals and competition. Our future results are subject to substantial uncertainty, and we may fail to meet or exceed our and analysts’ forecasts and expectations as a result of a number of factors, including those discussed under the section entitled “Risks Related to Our Business” above. If our results do not meet our and analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise.

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.*

As of June 30, 2006, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 42.1% of our common stock. Our greater than five percent beneficial owners include; entities affiliated with MPM Capital, which beneficially owned 18.3%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 8.2%; MedImmune, Inc., which beneficially owned 8%; and entities affiliated with Rho Ventures, which beneficially owned 8%. Our directors, executive officers and principal stockholders and their affiliates collectively have the potential ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

Our stock price may be volatile, and an investment in our stock could decline in value. *

The trading price of our common stock has fluctuated significantly since our initial public offering in March 2004, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•	announcements by us or our competitors of regulatory developments, product development agreements, clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

•	estimates of our business potential and earnings prospects;

•	deviations from analysts’ projections regarding business potential, costs and/or earnings prospects;

•	quarterly variations in our operating results;

•	significant developments in the businesses of biotechnology companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of biotechnology companies;

•	additions or departures of key personnel;

•	changes in the structure of healthcare payment or reimbursement systems, regulations or policies;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock;

•	general economic, industry and market conditions; and

•	volume fluctuations, which are particularly common among highly volatile securities of biotechnology companies.

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

Substantial sales of shares may impact the market price of our common stock.*

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or pursuant to the CEFF and the shares issued or issuable to Ipsen if the proposed transaction with Ipsen is consummated, the market price of our common stock may decline. In addition, the perceived risk of dilution from sales of our common stock to or by Kingsbridge or Ipsen may cause holders of our common stock to sell their shares, or it may encourage short selling by market participants, which could contribute to a decline in our stock price. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. As of June 30, 2006, we had 37,581,734 outstanding shares of common stock. Of these shares, the 18,975,000 shares sold in our public offerings were freely tradable without restriction or further registration unless purchased by our affiliates. Of the remaining 18,606,734 shares outstanding as of June 30, 2006, substantially all of these shares were eligible for sale in the public market (subject to certain restrictions on sales by affiliates and vesting in the case of early exercised options). As of June 30, 2006, we had 4,125,187 shares subject to outstanding options granted under our equity compensation plans.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In September 2005, we filed a shelf registration statement pursuant to which we may, from time-to-time, sell shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings. In November 2005, we also filed a registration statement for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with our entering into the CEFF. Moreover, we have agreed that, upon Ipsen’s request after the first anniversary of the initial closing of the transactions contemplated by the Purchase Agreement, we would file registration statements in order to permit Ipsen to offer and sell a substantial number of shares of our common stock. In addition, certain holders of shares of our common stock that are parties to our amended and restated investors’ rights agreement are entitled to registration rights.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2004, we completed our initial public offering of 5,500,000 shares of our common stock at a public offering price of $9 per share. On April 2, 2004, we received net cash proceeds from the issuance of 825,000 shares of common stock in connection with the underwriters’ exercise of the over-allotment option. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-108729) that was declared effective by the SEC on March 16, 2004. The aggregate purchase price of the offering was $56,925,000. The net offering proceeds to us after deducting total expenses and underwriting discounts and commissions were $50,021,000. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. As of June 30, 2006, we had used all of the net offering proceeds for general corporate purposes, including research and development expenses, manufacturing expenses, clinical trials and selling, general and administrative expenses. No such payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for Board or Board committee service.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2006, our Annual Meeting of Stockholders was held at our corporate offices located at 2000 Sierra Point Parkway, Brisbane, California. During this meeting, our stockholders voted on the following two proposals:

(a) Proposal to elect three directors to hold office until the 2009 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Alexander Barkas, Ph.D.	27,776,033	184,136
Dennis Henner, Ph.D.	27,670,725	289,444
Mark Leschly	27,660,625	299,544

Our Class III directors, John A. Scarlett, M.D., Karin Eastham and Thomas G. Wiggans, will each continue to serve on our Board of Directors until our 2007 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. Our Class I directors, Ross G. Clark, Ph.D., Michael J. Astrue and David L. Mahoney, will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(b) Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Votes Against	Abstain
27,788,229	85,940	86,000

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation (1)

3.2	By-laws (2)

4.1	Form of Specimen Stock Certificate (2)

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(3)

10.6G	First Amendment to Lease Agreement dated May 1, 2006 between Clarendon Hills Investors, LLC and the Registrant

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (File No. 333-108729) and amendments thereto, declared effective on March 16, 2004.
(3)	Incorporated by reference to the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2006

TERCICA, INC. (Registrant)

/s/ Ajay Bansal
Ajay Bansal Chief Financial Officer
(Authorized Officer and Principal Financial Officer)