Form 10-Q
period 2007-03-31
TERCICA INC
filed 2007-05-04
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, there were 50,162,610 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERCICA, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$31,592	$40,339
Short-term investments	79,136	85,236
Accounts receivable, net	552	335
Inventories	7,490	5,092
Prepaid expenses and other current assets	1,552	1,948

Total current assets	120,322	132,950
Property and equipment, net	3,691	3,861
Restricted cash	340	340
Other assets	543	536

Total assets	$124,896	$137,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,950	$2,457
Accrued expenses	4,805	6,214
Liability for early exercise of stock options	21	32
Other current liabilities	298	290
Deferred revenue, less long-term portion	776	776

Total current liabilities	7,850	9,769
Long-term convertible note	25,328	25,172
Deferred rent	1,286	1,363
Deferred revenue, long-term portion	11,257	11,452

Commitments and contingencies

Stockholders’ equity:
Common stock	50	50
Additional paid-in capital	340,247	338,608
Accumulated other comprehensive income	10	11
Accumulated deficit	(261,132)	(248,738)

Total stockholders’ equity	79,175	89,931

Total liabilities and stockholders’ equity	$124,896	$137,687

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net revenues
Net product sales	$1,091	$85
License revenue	194	—

Total net revenues	1,285	85

Costs and expenses:
Cost of sales	553	83
Research and development*	4,912	4,630
Selling, general and administrative*	9,597	10,504

Total costs and expenses	15,062	15,217

Loss from operations	(13,777)	(15,132)
Interest expense	(188)	—
Interest and other income, net	1,571	863

Net loss	(12,394)	(14,269)

Basic and diluted net loss per share	$(0.25)	$(0.40)

Shares used to compute basic and diluted net loss per share	50,145	35,641

* Includes non-cash stock-based compensation expense as follows:
Research and development	$525	$429
Selling, general and administrative	976	688

Total	$1,501	$1,117

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(15,012)	$(13,578)

Cash flows from investing activities:
Purchases of property and equipment	(188)	(275)
Purchases of available-for-sale securities	(33,490)	(18,787)
Proceeds from sales and maturities of available-for-sale securities	39,943	22,150

Net cash provided by (used in) investing activities	6,265	3,088

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	34,291
Net proceeds from public offerings of common stock	—	—

Net cash provided by financing activities	—	34,291

Net increase in cash and cash equivalents	(8,747)	23,801
Cash and cash equivalents, beginning of period	40,339	14,817

Cash and cash equivalents, end of period	$31,592	$38,618

Supplemental schedule of noncash activities:
Reversal of deferred stock compensation upon adoption of SFAS No. 123R	$—	$(2,591)
Other, net	—	25

See accompanying notes.

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Company and Basis of Presentation

Company

Tercica, Inc. (the “Company”) is a biopharmaceutical company developing and marketing a portfolio of endocrine products. The Company’s predecessor, Tercica Limited, a New Zealand company, was formed in October 2000. Tercica Medica, Inc. was incorporated in Delaware in December 2001, and subsequently changed its name to Tercica, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007.

The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

On January 1, 2007, we adopted a new policy related to income taxes, as described more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Accounting for Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, although there have been no such interest or penalties charged to the Company with the adoption of FIN 48. The Company had no unrecognized tax benefits as of March 31, 2007 and expects no significant changes in unrecognized tax benefits in the next twelve months.

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position or results of operations.

2. Balance Sheet Information

	March 31, 2007	December 31, 2006
	(in thousands)
Accounts receivable, net:
Receivables	$564	$343
Less: allowance for doubtful accounts	(12)	(8)

	$552	$335

Inventories
Raw materials	$1,864	$1,477
Work-in-process	4,275	3,280
Finished goods	1,351	335

	$7,490	$5,092

Property and equipment, net:
Office equipment	$316	$316
Furniture and fixtures	635	635
Computer equipment and software	2,489	2,291
Manufacturing equipment	1,255	1,240
Leasehold improvements	1,302	1,302
Construction in progress	98	216

	6,095	6,000
Less: accumulated depreciation and amortization	(2,404)	(2,139)

	$3,691	$3,861

Accrued expenses:
Accrued compensation and related liabilities	$2,298	$2,938
Accrued professional fees	740	1,691
Accrued contract manufacturing expenses	895	629
Clinical trial costs	301	335
Other accrued liabilities	571	621

	$4,805	$6,214

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss, net of tax:

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended March 31,
	2007	2006
	(in thousands)
Net loss, as reported	$(12,394)	$(14,269)
Change in unrealized gains (losses) on marketable securities, net of tax	(1)	(8)

Comprehensive loss	$(12,395)	$(14,277)

4. Long-Term Debt

In October 2006, the Company issued to Ipsen a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”). The First Convertible Note accrues interest at a rate of 2.5% per year, compounded quarterly, and is convertible into the Company’s common stock at an initial conversion price of $7.41 per share, subject to adjustment, which represents 3,418,036 shares at March 31, 2007. The conversion price of the First Convertible Note is subject to certain weighted-average price-based antidilution adjustments, that, if triggered, would result in an increase of the number of shares of common stock issuable upon conversion of the First Convertible Note. The entire principal balance and accrued interest under the First Convertible Note is due and payable on the later to occur of October 13, 2011 or the second anniversary of the date on which Ipsen (or a subsequent holder of the First Convertible Note) notifies the Company that it will not convert the First Convertible Note in full. Notwithstanding the foregoing, Ipsen (or a subsequent holder of the First Convertible Note) is entitled to declare all amounts outstanding under the First Convertible Note immediately due and payable: (i) if an event of default occurs (as set forth in the First Convertible Note); (ii) for so long as Ipsen’s approval rights as set forth in the affiliation agreement the Company entered into pursuant to its collaboration with Ipsen remain in effect, if any other person or group acquires beneficial ownership of greater than 9.9% of the Company’s common stock (or if such person or group that already has beneficial ownership of greater than 9.9% of the Company’s common stock increases its beneficial ownership); or (iii) in the event that the Company’s approval rights as set forth in the affiliation agreement with Ipsen cease to remain effective, if any other person or group acquires beneficial ownership of greater than 50% of the Company’s common stock.

As of March 31, 2007, the Company accrued $291,000 of cumulative interest expense on the First Convertible Note, of which $155,000 was recorded as interest expense in the three months ended March 31, 2007. If not earlier converted or repaid, the amount payable under the First Convertible Note on October 13, 2011 would be $28,362,000, would include cumulative interest of $3,325,000.

5. Equity

Warrant Issued to Ipsen

Concurrently with the issue of the First Convertible Note, the Company issued a warrant to Ipsen, which is exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”) or (ii) the Baseline Amount plus a variable amount of shares of the Company’s common stock, which variable amount will fluctuate throughout the term of the warrant. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of October 13, 2006, the date of issue, was 5,026,712, with a fair value of $13,622,000, estimated using the Black-Scholes-Merton valuation model, which was recorded to additional paid-in capital. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of March 31, 2007 was 4,987,488. The exercise term of the warrant is five years beginning on October 13, 2006, and the warrant is exercisable, in full or in part, at an initial exercise price of $7.41 per share, subject to adjustment, including certain weighted-average price-based antidilution adjustments.

Committed Equity Financing Facility

On October 14, 2005, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), which entitles the Company to sell and obligates Kingsbridge to purchase, a maximum of approximately 6,000,000 newly issued shares of the Company’s common stock over a period of three years for cash up to an aggregate of $75,000,000, subject to certain conditions and restrictions. The Company may draw down under the CEFF in

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

tranches of up to the lesser of $7,000,000 or 2% of the Company’s market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of the Company’s common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short the Company’s stock, nor may it enter into any derivative transaction directly related to the Company’s stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of the Company’s closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, the Company issued a warrant to Kingsbridge to purchase up to 260,000 shares of the Company’s common stock at an exercise price of $13.12 per share. The exercise term of the warrant is five years beginning on April 14, 2006. The warrant was valued on the date of grant using the Black-Scholes-Merton valuation model using the following assumptions: a risk-free interest rate of 4.1%, a life of 5.5 years, no dividend yield and a volatility factor of 0.5. The estimated value of this warrant was $1,196,000 on the date of grant and was recorded as a contra-equity amount in additional paid-in capital in 2005.

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

During the three months ended March 31, 2007, the Company did not draw down any funds under the CEFF and had not issued any shares pursuant to the CEFF as of March 31, 2007. Under the terms of an affiliation agreement the Company entered into pursuant to its collaboration with Ipsen, the Company has only a limited ability to raise capital through the sale of its equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

6. Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $1,501,000 and $1,117,000 was recorded during the three months ended March 31, 2007 and 2006, respectively.

The Company has four active stock-based compensation plans, each of which are described below.

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

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

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

As of March 31, 2007, there were a total of 7,703,834 shares authorized for issuance under the 2004 Stock Plan and the 2002 Plans.

2004 Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (formerly the 2003 Stock Purchase Plan) in September 2003 and the Company’s stockholders approved it in October 2003. The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on March 16, 2004. As of March 31, 2007, there were a total of 472,979 shares reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning with January 1, 2005 equal to the lesser of:

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

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. Under that transition method, non-cash compensation expense was recognized in the three months ended March 31, 2007 and 2006 and included the following: (a) compensation expense related to any share-based payments granted through, but not yet vested as of January 1, 2006, and (b) compensation expense for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes non-cash compensation expense for the fair values of these share-based awards on a straight-line basis over the requisite service period of each of these awards. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s financial statements as of and for the three months ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to March 31, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Total deferred stock compensation of $10,873,000 was recorded in accordance with APB Opinion No. 25, and was being amortized to expense over the related

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

vesting period of the options. From inception through December 31, 2005, stock-based compensation expense of $5,740,000 was recognized and $2,542,000 was reversed as a result of employee terminations. The remaining deferred stock compensation balance of $2,591,000 as of December 31, 2005 was reversed on January 1, 2006 upon adoption in accordance with the provisions of SFAS No. 123R.

The stock-based compensation expense related to SFAS No. 123R for three months ended March 31, 2006 was $1,117,000. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss and basic and diluted net loss per share for the three months ended March 31, 2006 was $697,000 and $0.02 higher, respectively, than if the Company had continued to account for stock-based compensation expense under APB Opinion No. 25.

The fair value of each option grant is estimated at the grant date using the Black-Scholes model with the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected volatility	63.4%	77.0%
Expected term (years)	6.3	6.3
Risk-free interest rate	4.6%	5.1%
Dividend yield	—	—

The Company’s computation of expected volatility for the three months ended March 31, 2007 is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the three months ended March 31, 2007 utilizes the simplified method in accordance with SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on treasury constant maturities rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options are as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands, except per share and contractual term)
Outstanding at December 31, 2006	3,895	$7.21
Options granted	1,481	5.65
Options exercised	(8)	1.60
Options cancelled/forfeited	(159)	7.75

Outstanding at March 31, 2007	5,209	$6.77	8.7	$2,422

Exercisable at March 31, 2007	4,234	$6.63	8.6	$2,199

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.86 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 were $30,000 and $842,000, respectively. The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and 2006 were $3.56 and $5.16 per share, respectively. Total fair value of options vested for the three months ended March 31, 2007 and 2006 was $2,616,000 and $1,194,000, respectively.

As of March 31, 2007, unrecognized stock-based compensation expense related to stock options of $13,735,000 was expected to be recognized over a weighted-average period of 2.9 years.

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes information concerning total outstanding and vested options as of March 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$0.40 – $1.60	243	6.2	$0.68	236	$0.67
$3.46 – $5.81	2,111	9.4	$5.31	1,649	$5.27
$6.41 – $8.85	2,300	8.5	$7.70	1,985	$7.71
$9.04 – $12.65	555	8.2	$10.99	364	$10.73

	5,209			4,234

A summary of activity of all nonvested stock options are as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested stock options at December 31, 2006	2,670	$7.38
Granted	1,481	5.65
Vested	(479)	6.95
Forfeited	(87)	7.28

Nonvested stock options at March 31, 2007	3,585	$6.72

Employee Stock Purchase Plan

For the three months ended March 31, 2007 and 2006, the Company recorded $104,000 and $72,000, respectively, of compensation expense related to the Purchase Plan. There were no shares purchased under the Purchase Plan during the three months ended March 31, 2007 and 2006. The fair value of awards issued under the Purchase Plan is measured using assumptions similar to those used for stock options, except that the weighted average term of the awards were 1.49 and 1.10 years for the three months ended March 31, 2007 and 2006, respectively.

Disclosures Pertaining to All Stock-Based Compensation Plans

Cash received from option exercises and Purchase Plan contributions under all share-based payment arrangements for three months ended March 31, 2006 was $100,000. The Company did not receive any cash from option exercises and Purchase Plan contributions during the three months ended March 31, 2007. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the three months ended March 31, 2006.

7. Net Loss Per Share

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

TERCICA, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Historical
Numerator:
Net loss	$(12,394)	$(14,269)

Denominator:
Weighted-average common shares outstanding	50,145	35,642
Less: Weighted-average unvested common shares subject to repurchase	—	(1)

Denominator for basic and diluted net loss per share	50,145	35,641

Basic and diluted net loss per share	$(0.25)	$(0.40)

	Three months ended March 31,
	2007	2006
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	5,209	4,118
Convertible note	3,418	—
Warrants	5,247	260

	13,847	4,378

8. Litigation

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

On March 6, 2007, we publicly announced agreements that settled all the ongoing litigation among the companies. We also disclosed the settlement in our Form 10-K filed with the SEC on March 9, 2007 and disclosed details of the settlement in our Form 8-K filed with the SEC on March 7, 2007.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have reviewed the condensed balance sheet of Tercica, Inc. as of March 31, 2007, and the related condensed statements of operations for the three-month periods ended March 31, 2007 and 2006, and the condensed statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tercica, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 5, 2007, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph for the Company’s change in its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California

May 2, 2007

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

Overview

We are a biopharmaceutical company developing and marketing a portfolio of endocrine products. We currently have the following products in our commercialization and development portfolio:

•	Increlex®, which we began commercializing in the United States in January 2006; and

•

Somatuline® Autogel®, which was approved for marketing in July 2006 by Health Canada for the treatment of acromegaly and for which a New Drug Application, or NDA, was accepted in December 2006 by the U.S. Food and Drug Administration, or FDA. The Prescription Drug User Fee Act, or PDUFA, date for Somatuline® Autogel® for the treatment of acromegaly is August 30, 2007.

Increlex®. We market Increlex® as a long-term replacement therapy for the treatment of children with severe primary insulin-like growth factor deficiency, or severe Primary IGFD, or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We obtained approval for the long-term treatment of severe Primary IGFD from the FDA, in August 2005. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment of children with Primary IGFD. In January 2006, we launched Increlex® in the United States. Increlex® generated net revenues of $1.1 million in the three months ended March 31, 2007.

In December 2005, we submitted a Marketing Authorization Application, or MAA, in the European Union for the long-term treatment of growth failure in children with severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We anticipate receiving an opinion from the Committee for Medicinal Products for Human Use on the Increlex® MAA in the second quarter of 2007. Pursuant to our worldwide strategic collaboration with Ipsen that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications.

Somatuline® Autogel®. Pursuant to our worldwide strategic collaboration with Ipsen, we have the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Autogel® in the United States and Canada for all indications other than opthalmic indications. In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the treatment of acromegaly and is currently in the reimbursement review process. Acromegaly is a hormonal disorder that results when a tumor in the pituitary gland produces excess growth hormone, resulting in overproduction of insulin-like growth factor-1 (IGF-1). In October 2006, Ipsen submitted an NDA to the FDA for the use of Somatuline® Autogel® for the treatment of acromegaly. The FDA accepted the NDA on December 30, 2006, and the Prescription Drug User Fee Act, or PDUFA, date for Somatuline® Autogel® for the treatment of acromegaly is August 30, 2007.

Somatuline® Autogel® is an injectable sustained-release formulation containing lanreotide, a somatostatin analogue. The Somatuline® Autogel® formulation requires no excipient other than water and is generally injected monthly. The product is contained in a pre-filled syringe, and can be administered as a deep subcutaneous injection. In contrast, Sandostatin LAR® Depot, the only currently available, long-acting somatostatin analogue, which is marketed by Novartis, must be reconstituted from a powdered form and drawn up into a syringe, and must be then be given as a deep intramuscular injection. Like Sandostatin LAR® Depot, Somatuline® Autogel® is used primarily when circulating levels of growth hormone remain high despite surgery or radiotherapy in patients with acromegaly. Through its inhibitory effects, Somatuline® Autogel® lowers growth hormone and IGF-1 levels, thus controlling disease progression and relieving the symptoms associated with active disease.

As of March 31, 2007, we had approximately $110.7 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and public offerings of our common stock, including a follow-on public offering of common stock completed on January 27, 2006 in which we raised net cash proceeds of approximately $34.2 million. In October 2006, we also received net cash proceeds of $100.0 million in connection with our strategic collaboration with Ipsen.

Critical Accounting Policies and the Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. On January 1, 2007, we adopted a new policy related to income taxes, as described more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Accounting for Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, although there have been no such interest or penalties charged to the Company with the adoption of FIN 48. The Company had no unrecognized tax benefits as of March 31, 2007 and expects no significant changes in unrecognized tax benefits in the next twelve months.

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2007

	Three months ended March 31,
	2006	2007	Increase/ (Decrease)	% Increase/ (Decrease)
	(in thousands)
Net revenues	$85	$1,285	1,200	N/A	(1)
Cost of sales	83	553	470	N/A	(1)
Research and development expenses	4,630	4,912	282	6%
Selling, general and administrative expenses	10,504	9,597	(907)	(9%)
Interest expense	—	188	188	N/A	(1)
Interest and other income, net	863	1,571	708	82%

(1)	Comparable data for prior quarter or comparison to prior quarter is not meaningful.

Net Revenues

Net revenues for the three-month period ended March 31, 2007 were comprised of net product sales of $1.1 million and amortized license revenues of $194,000. Net revenues for the three-month period ended March 31, 2006 were comprised of net product sales of $85,000. There were no license revenues recorded during the three-month period ended March 31, 2006. Net product sales consist of gross Increlex® sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. The $1.0 million increase in net product sales in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 was due to growth in Increlex® product sales; however, we only began generating revenue from the sale of Increlex® in January 2006 and we do not expect net Increlex® product sales to increase at the same rate on a quarter-to-quarter basis for at least the remainder of 2007. As Increlex® is generally ordered by our distributors against specific prescriptions, we believe that our distributors carry minimal levels of inventory.

We recorded $194,000 of amortized revenue in connection with our Increlex® license and collaboration agreement with Ipsen. We are amortizing the upfront payment, received in October 2006 of €10.0 million, or $12.4 million, over a period of approximately 16 years based on the expected term of the license under this agreement.

Cost of Sales

Our cost of sales represents the supply cost and cost of production, shipping, distribution and handling costs, royalties owed to our licensor, inventory write-downs/write-offs based on our review of obsolete, excess, expired and failed inventory lots, and other costs related to production activities, including technology transfer and validation cost associated with manufacturing site changes. Prior to regulatory approval of Increlex® in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex® by the FDA, we began capitalizing these production costs to inventory and began to charge cost of sales in the first quarter of 2006 as units of Increlex® were sold. In addition to these capitalized drug supply production costs, there are also certain variable and fixed shipping, distribution and handling costs charged to cost of sales.

Cost of sales for the quarter ended March 31, 2007 increased over the same period in 2006, as more units were sold and product revenue increased. In addition, we incurred costs in the first quarter of 2007 as we began a project to transfer one of our manufacturing operations to an alternate manufacturing site. Our cost of sales as a percentage of net product sales may fluctuate over time as the drug supply produced prior to August 2005 is sold, as the mix of the fixed versus variable costs change over time, as the mix of revenue from our different markets changes over time, as we execute other production or transfer activities, and any periodic inventory write-downs or write-offs based on our review of obsolete, excess, expired, or rejected raw materials, work in process, and/or inventory.

Research and Development Expenses

Research and development expenses consisted primarily of costs associated with clinical, regulatory, manufacturing development activities and acquired rights to technology or products in development. Clinical and regulatory activities included the preparation, implementation, and management of our clinical trials and clinical assay development, as well as regulatory compliance, data management and biostatistics. Manufacturing development activities included pre-regulatory approval activities associated with technology transfer, process development and validation, quality control and assurance, analytical services, as well as preparations for current good manufacturing practices (cGMP) and regulatory inspections. In addition to these manufacturing development and clinical activities, license payments for patents and know-how to develop and commercialize products, are also recorded as research and development expense.

During the three-month period ended March 31, 2007, research and development expenses increased as compared to the three-month period ended March 31, 2006 primarily due to an increase in payroll and related costs.

The $4.9 million in research and development expense for the quarter ended March 31, 2007 was comprised primarily of personnel and related costs of $2.9 million, external project costs related to our clinical activities for Primary IGFD and severe Primary IGFD of $1.7 million and clinical activities for Somatuline® Autogel® activities in acromegaly of $330,000. We expect our research and development expenses to increase as we continue our clinical activities in Primary IGFD and severe Primary IGFD, Increlex® activities in support of our MAA, Somatuline® Autogel® activities in acromegaly and other clinical development activities. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of payroll and related costs associated with sales and marketing personnel, executive management, corporate administration, legal fees, commercial activities, medical education, facility costs, insurance, information technology and accounting services.

Selling, general and administrative expenses decreased for the quarter ended March 31, 2007, as compared to the three-month period ended March 31, 2006 primarily due to decreased expenses associated with litigation of $1.8 million, partially offset by an increase in payroll and related costs of $1.1 million. On March 6, 2007, we publicly announced agreements that settled all our ongoing litigation. We expect our selling, general and administrative expenses for the remainder of 2007 to be similar to expenses in 2006. We expect that increases in our expenses due to commercial activities in preparation of our anticipated Somatuline® Autogel® launch in the United States and Canada will be largely offset by decreased legal costs associated with our settled litigation with Insmed and Avecia Limited.

Interest Expense

Interest expense for the quarter ended March 31, 2007 was due to interest on the convertible note in the principal amount of $25.0 million and amortization of related prepaid financing costs issued in October 2006 in connection with our strategic collaboration with Ipsen. There was no interest expense for the quarter ended March 31, 2006.

Interest and Other Income, net

Interest and other income, net for the three-month period ended March 31, 2007 increased as compared to the three-month period ended March 31, 2006 primarily due to interest income on higher average cash, cash equivalents and short-term investment balances as a result of $100.0 million in net cash proceeds in connection with our Ipsen collaboration in October 2006 and the impact of higher interest rates in 2007 as compared to 2006.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2007, we had an accumulated deficit of $261.1 million, which was primarily comprised of $217.0 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through March 31, 2007 with net cash proceeds of $66.0 in private equity financings and $135.3 million from our public offerings of common stock and $100.0 million, net of issuance costs, from the issuance of common stock and a convertible note to Ipsen.

Ipsen Collaboration

On October 13, 2006, we completed the initial closing of the transactions contemplated by the stock purchase and master transaction agreement we entered into with Ipsen in July 2006. At the closing, we issued 12,527,245 shares of our common stock to an affiliate of Ipsen for an aggregate purchase price of $77.3 million and issued to Ipsen a convertible note in the principal amount of $25.0 million and a warrant to purchase a minimum of 4,948,795 shares of our common stock, which warrant is exercisable at any time during the five-year period after the initial closing and carries an initial exercise price equal to $7.41 per share. The stock purchase and master transaction agreement we entered into with Ipsen also provides for the issuance by us of a second convertible note and a third convertible note to Ipsen in connection with our Somatuline® Autogel® license and collaboration agreement as described below. Each of the convertible notes that we issued or that we may issue to Ipsen mature five years from issuance of the first note or two years from the date of notification of non-convert and carry a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and are convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (€5.92 per share with respect to the second convertible note). Together with the shares issued at the initial closing, the conversion of all three convertible notes and the exercise of the warrant in full would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis.

Pursuant to the licensing agreements we entered into with Ipsen (and/or affiliates thereof) in connection with the initial closing under the stock purchase and master transaction agreement, we granted to Ipsen and its affiliates exclusive rights to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa, and Ipsen granted to us exclusive rights to develop and commercialize Somatuline® Autogel® in the United States and Canada. Further, we and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Autogel® and Increlex®. In addition, we and Ipsen agreed to rights of first negotiation for our respective endocrine pipelines. Under the license and collaboration agreement with respect to Increlex®, Ipsen made an upfront cash payment to us of €9.5 million after tax withholding in October 2006, and will pay us an additional milestone of €15.0 million (or approximately $20.0 million at March 31, 2007) upon approval of the Increlex® MAA in the European Union for the targeted product label. If Increlex® is launched in Ipsen’s territory, Ipsen would pay royalties to us on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Increlex®.

Under the license and collaboration agreement with respect to Somatuline® Autogel®, we made an upfront payment of $25.0 million to Ipsen in October 2006, which was financed through the issuance by us of the first convertible note to Ipsen at the initial closing under the stock purchase and master transaction agreement. When Somatuline® Autogel® is approved in the United States for the targeted product label (and the second closing under the under the stock purchase and master transaction agreement is consummated), we would make a milestone payment of €30.0 million (or approximately $40.0 million at March 31, 2007) to Ipsen, which would be financed through the issuance by us of the second convertible note to Ipsen at the second closing. If the second closing is consummated, we would also issue the third convertible note to Ipsen and Ipsen would deliver $15.0 million to us, which would be used by us for working capital. Once Somatuline® Autogel® is launched in our territory, we would pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Somatuline® Autogel®.

There can be no assurance that we will receive all or any remaining portion of the anticipated proceeds from our collaboration with Ipsen, nor can there be an assurance that we would achieve the anticipated benefits of our collaboration Ipsen. Further, we would be required to pay to Ipsen the principal amounts, including accrued interest, under all three convertible notes that we issued or that we may issue to Ipsen if Ipsen elects not to convert these notes into shares of our common stock. For more information on these and other risks and uncertainties related to our collaboration with Ipsen, see the sections entitled “Risks Related to Our Business” and “Risks Related to Our Common Stock” under Part II, Item 1A below.

Committed Equity Financing Facility

Under the terms of the CEFF, Kingsbridge committed to purchase a maximum of approximately 6,000,000 newly issued shares of our common stock over a three-year period beginning in October 2005, for cash up to an aggregate of $75.0 million, subject to certain conditions. We may draw down under the CEFF in tranches of up to the lesser of $7.0 million or 2% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of our common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short our stock, nor may it enter into any derivative transaction directly related to our stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of our closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 260,000 shares of our common stock at an exercise price of $13.12 per share. We intend to exercise our right to draw down amounts under the CEFF, if and to the extent available, at such times as we have a need for additional capital and when we believe that sales of our common stock under the CEFF provide an appropriate means of raising capital. However, we are not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

Cash Flow

	Three months ended March 31,
	2007	2006
	(In thousands)
Net cash provided by (used for):
Operating activities	$(15,012)	$(13,578)
Investing activities	6,265	3,088
Financing activities	—	34,291

Net change in cash and cash equivalents	$(8,747)	$23,801

Cash, cash equivalents and short-term investments totaled $111.1 million at March 31, 2007, compared to $125.6 million at December 31, 2006. The decrease was primarily due to cash used in operating activities of $15.0 million. The uses of cash in operations, during the first quarter of 2007, were primarily related to sales, marketing and related support personnel and activities associated with severe Primary IGFD, clinical and regulatory activities related to severe Primary IGFD and Primary IGFD and the manufacture of Increlex® inventories. The increase in cash used in operations during the quarter ended March 31, 2007 compared to the same period in 2006 of $1.4 million, was due primarily to increases in sales and marketing activities as well as activities related to manufacturing of Increlex®. We expect an increase in net cash used in operations for the remainder of 2007, primarily to support the commercial activities in preparation with the Somatuline® Autogel® launch in the United States and Canada, and clinical, regulatory, new product development activities in severe Primary IGFD and Primary IGFD and the manufacturing of inventories.

Net cash provided from investing activities totaled $6.3 million in the quarter ended March 31, 2007, compared to net cash provided of $3.1 million in the same period in 2006. Net cash provided from investing activities represented purchases, sales and maturities of investments and purchases of property and equipment. Net proceeds from short-term investments were $6.5 million in the quarter ended March 31, 2007, compared to net proceeds of 3.4 million for the same period in 2006. The increase of $3.1 million in net proceeds of short-term investments in the quarter ended March 31, 2007, compared to the same period in 2006, was primarily due to the timing of maturities, sales and purchases of short-term investments, as well as the increased cash in-flow from our collaboration agreement with Ipsen which provided $100.0 million in funding net of issuance costs, resulting in higher net purchases of short-term investments.

There were no financing activities for the quarter ended March 31, 2007. Net cash provided by financing activities for the quarter ended March 31, 2006 was $34.3 million which primarily related to net proceeds received from our public offerings of common stock which totaled $34.2 million in the quarter ended March 31, 2006.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We believe that our cash, cash equivalents and short-term investments as of March 31, 2007, together with the funds that we would potentially receive from our collaboration with Ipsen, will be sufficient to meet our projected operating and capital expenditure requirements through at least the middle of 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Autogel® at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore Inc., including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex®;

•	Ipsen’s ability to supply Somatuline® Autogel® to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Autogel®;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued or that we may issue to Ipsen;

•	the status of competing products;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative and legal expenses.

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

We expect that we will require and will attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, and including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. If additional funds are not available, we may be forced to curtail or cease operations.

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

On March 6, 2007, we publicly announced agreements that settled all the ongoing litigation among the companies. We also disclosed the settlement in our Form 10-K filed with the SEC on March 9, 2007 and disclosed details of the settlement in our Form 8-K filed with the SEC on March 7, 2007.

Contractual Obligations and Commercial Commitments

During the three months ended March 31, 2007, there were no material changes to our contractual obligation and commercial commitment disclosures as set forth under the caption, “Contractual Obligations and Commercial Commitments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended March 31, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006 .

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2004, we initiated patent infringement proceedings against Avecia Limited and Insmed Incorporated as co-defendants in the High Court of Justice (Chancery Division Patents Court) in the United Kingdom. On December 23, 2004, we, with Genentech Inc., initiated patent infringement proceedings against Insmed in the U.S. District Court for the Northern District of California. On June 12, 2006, we filed a complaint against Insmed for False Advertising, Unfair Competition and Intentional Interference with Prospective Business Relations, Case No. 3:06cv403, in the U.S. District Court for the Eastern District of Virginia. Please refer to our disclosures under Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 9, 2007, for more information regarding our patent infringement litigation against Avecia and Insmed in the United Kingdom, our patent infringement litigation against Insmed in the United States and our unfair business practices litigation against Insmed in the U.S. District Court for the Eastern District of Virginia.

On March 6, 2007, we, Genentech and Insmed entered a settlement, license and development agreement in which we, Genentech and Insmed settled all outstanding litigation amongst the parties, including the patent infringement suits brought by us and Genentech against Insmed in the United States and the United Kingdom, and the unfair business practices suit brought by us against Insmed in the U.S. District Court for the Eastern District of Virginia. In exchange for the settlement and release of all claims, including a waiver by us and Genentech of all damages awarded by the jury in the U.S. patent infringement litigation, the parties granted licenses to each other with respect to the development, manufacture and commercialization of products to treat certain indications. Please refer to our disclosures under “Item 1.01 Entry into a Material Definitive Agreement” in our Current Report on Form 8-K, filed with the SEC on March 12, 2007, for more information regarding the settlement.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully market and sell products, generate significant revenues or attain profitability.*

We are primarily focused on developing and marketing a portfolio of endocrine products. We had an accumulated deficit of $261.1 million at March 31, 2007. We had net revenues of $1.3 million and incurred a net loss of $12.4 million during the three months ended March 31, 2007. We may not be able to generate significant revenues from operations and may not be able to attain profitability. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex® for severe Primary IGFD and Primary IGFD and Somatuline® Autogel® for acromegaly. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

We anticipate that for the foreseeable future our ability to generate revenues and achieve profitability will be dependent on the successful commercialization by us and Ipsen of Increlex® for the treatment of severe Primary IGFD and Primary IGFD, as well as on the successful commercialization by us of Somatuline® Autogel® for acromegaly in the United States and Canada. There is no assurance that we will be able to obtain or maintain governmental regulatory approvals to market our products in the United States or rest of the world for these or any other indications. If we are unable to generate significant revenue from Increlex® or Somatuline® Autogel®, or attain profitability, we will not be able to sustain our operations.

If there are fewer children with severe Primary IGFD or Primary IGFD than we estimate, our ability to generate revenues sufficient to fund our development and commercialization efforts may be curtailed, or we may not be able to complete our clinical trials for Increlex®.

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

Our products may fail to achieve market acceptance, which could harm our business.*

Prior to our January 2006 commercial launch of Increlex® in the United States for the treatment of severe Primary IGFD, rhIGF-1 had never been commercialized in the United States or Europe for any indication. Even though the FDA has approved Increlex® for sale in the United States, Somatuline® Autogel® has received marketing approval in Canada and may receive marketing approval in the United States, physicians may choose not to prescribe these products, and third-party payers may choose not to pay for them, in which event we may be unable to generate significant revenue or become profitable.

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

Reimbursement for our products may be slow, not available at the levels we expect, or not available at all, resulting in our expected revenues being delayed or substantially reduced.*

Market acceptance, our sales of Increlex® and Somatuline® Autogel®, and our profitability will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse the price patients pay for our products, and the timing of reimbursement decisions by these payers, will affect the commercialization of our products. If our assumptions regarding the timing of reimbursement decisions and level of reimbursement, or regarding the age, dosage or price per patient for any of our products are incorrect, our expected revenues, including potential royalties from our collaboration with Ipsen, may be delayed or substantially reduced. Since Increlex® is approved by the FDA for severe Primary IGFD, only prescriptions for that indication may be reimbursable. Also, we cannot be sure that the formulary status that our products ultimately receive by payers will not limit the ability of patients to afford our products and therefore reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to market and sell our products and our revenues may be delayed or substantially reduced.

We believe that the annual wholesale acquisition cost of Increlex® therapy for the treatment of severe Primary IGFD for a 24 kilogram child at a 120mcg/kg twice daily dose at 100% compliance is approximately $27,200 per year. The realizable revenue per year per patient for Increlex® will depend on the weight of the child, the treatment dose prescribed, patient compliance, and rebates and discounts to payers and distributors. If our assumptions regarding the revenue per patient of Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD are incorrect, our expected revenues and the market opportunity for Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD may be substantially reduced.

In recent years, officials have made numerous proposals to change the health care system in the United States. These proposals include measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. In addition, in many foreign countries, particularly in Canada and the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products become subject to government legislation that limits or prohibits payment for our products, or that subjects the price of our products to governmental control, we may not be able to generate anticipated revenues, attain profitability or market and sell our products. Because these initiatives are subject to substantial political debate, which we cannot predict, the trading price of biotechnology stocks, including ours, may become more volatile as this debate proceeds.

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

Somatuline® Autogel® may not receive U.S. regulatory approval in a timely manner, for the label that we anticipate, or at all. Even if Somatuline® Autogel® receives U.S. regulatory approval, the approval may not be maintained, including as a result of the failure to maintain compliance with cGMP regulations, and Ipsen may be unable to maintain the supply of the product. In addition, revenues from sales of Somatuline® Autogel® in the United States and Canada may not meet our expectations, including as a result of competing products or unavailable or limited reimbursement by third-party payers. Under the license and collaboration agreement with respect to Somatuline® Autogel®, Ipsen may terminate the agreement in a particular country if we fail to meet certain minimum sales and promotional requirements with respect to that country. It is also possible that Ipsen will not be successful in marketing and selling Increlex® in the licensed territories, or may be delayed in doing so, in which case we would not receive royalties on the timeframe and to the extent that we currently anticipate. We also may not be able to successfully develop additional products or improvements to, or new indications for, Somatuline® Autogel® and/or Increlex® or share the costs of such developments in a manner that is commercially feasible for us. In addition to cross-licensing agreements for Somatuline® Autogel® and Increlex®, we and Ipsen have granted to each other a right of first negotiation for products in our respective endocrine pipelines and have agreed on a framework for joint clinical development and subsequent commercialization of endocrine products on a worldwide basis. However, the development of Ipsen’s endocrine pipeline may not advance at the rate we currently expect, or at all, and in any event, we cannot assure you that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any of these endocrine pipeline products. The license and collaboration agreements would also be terminable by Ipsen under certain circumstances, including certain change of control transactions. In any such or similar events, we may not realize the anticipated benefits from our collaboration with Ipsen.

There can be no assurance that we will receive all or any remaining portion of the anticipated proceeds from our collaboration with Ipsen, nor can there be an assurance that we would achieve the anticipated benefits of our collaboration with Ipsen. Further, we would be required to pay to Ipsen the principal amounts, including accrued interest, under all three convertible notes that we issued or that we may issue to Ipsen if Ipsen elects not to convert these notes into shares of our common stock.

We are dependent on our collaboration with Ipsen for the development and commercialization of Increlex® outside of the United States, Canada and Japan and for a certain period of time, certain countries of the Middle East and North Africa and Taiwan. We may also be dependent upon additional collaborative arrangements in the future. These collaborative arrangements may place the development and commercialization of our product candidates outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

Under the terms of our collaboration with Ipsen, we granted Ipsen the exclusive right to develop and commercialize Increlex® in all regions of the world except the United States, Japan, and Canada and for a certain period of time, certain countries of the Middle East and North Africa and Taiwan. We may also enter into additional collaborations with third parties to develop and commercialize our product candidates. Dependence on collaborators for the development and commercialization of our product candidates subjects us to a number of risks, including:

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

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to expose us to potential litigation, jeopardize or lessen the value of our proprietary information, or weaken or invalidate our intellectual property rights;

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

We cannot predict the relative competitive positions of Increlex® and Somatuline® Autogel®. However, we expect that the following factors, among others, will determine our ability to compete effectively:

•	acceptance of Increlex® and Somatuline® Autogel® by physicians and patients as a safe and effective treatment;

•	reimbursement adoption;

•	product price;

•	manufacturing costs;

•	the effectiveness of our and Ipsen’s sales and marketing efforts;

•	storage requirements and ease of administration;

•	dosing regimen;

•	safety and efficacy;

•	prevalence and severity of side effects; and

•	competitive products.

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

Growth hormone products compete with Increlex® for the treatment of severe Primary IGFD. If Increlex® receives regulatory approval for the treatment of patients with Primary IGFD, growth hormone products will also compete with Increlex® for the treatment of patients in that indication. The major suppliers of commercially available growth hormone products in the United States are Genentech Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Novo Nordisk A/S, Pfizer Inc and Merck Serono S.A. Investigators from a Novo Nordisk clinical trial presented data that demonstrated growth hormone was effective in a population that included children with Primary IGFD.

In addition, children with Primary IGFD may be diagnosed as having idiopathic short stature, or ISS. Eli Lilly and Genentech have received FDA approval for their respective growth hormone products for the treatment of children with ISS in the United States. Moreover, biosimilar growth hormone products, including Omnitrope marketed by Sandoz, a division of Novartis AG, have been or may be approved in the United States and other countries. Accordingly, we expect that several growth hormone products will compete directly with Increlex® for the treatment of children with Primary IGFD.

In addition, we are aware that Novartis AG has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex®.

We believe that Bristol-Meyers Squibb Company, Genentech, Merck & Co., Inc.; Novo Nordisk and Pfizer have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics, Inc. has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and is actively developing one of these compounds for use in cancer cachexia, a wasting disorder affecting some cancer patients. These products work by increasing the levels of rhIGF-1 and, if approved, could potentially compete with Increlex®.

Somatuline® Autogel® is approved in Canada for the treatment of acromegaly and together with Ipsen, we are seeking regulatory approval for the same indication in the United States. In Canada, and in the United States if approved, Somatuline® Autogel® will compete directly with Sandostatin LAR® Depot and Somavert®. Sandostatin LAR® Depot is a somatostatin analogue and has the same mechanism of action as Somatuline® Autogel®. Sandostatin LAR® Depot is indicated for long-term maintenance therapy in patients with acromegaly and in the treatment of symptoms related to carcinoid syndrome and vasoactive intestinal peptide tumors. Somavert®, a growth hormone antagonist, and Sandostatin LAR® Depot are marketed by Pfizer and Novartis, respectively, in the United States and Canada. Moreover, a subset of patients with acromegaly can be treated with radiotherapy and dopaminergic agonists. These therapies are commercially available in the United States and Canada and will also compete with Somatuline® Autogel® for the treatment of patients with acromegaly.

We are aware that Ambrilia Biopharma Inc., QLT Inc., Indevus Pharmaceuticals Inc., and Camurus AB are conducting research and development programs with long acting versions of octreotide for the treatment of acromegaly. Octreotide is the generic name of the active molecule in Sandostatin and Sandostatin LAR® Depot. We are also aware that Novartis is developing pasiretide and that Ipsen is developing dopastatin for the treatment of acromegaly and other hormone secreting tumors. If approved, these therapies would compete with Somatuline® Autogel® in these indications. It is possible that there are other products currently in development or that exist on the market that may compete directly with Increlex® or Somatuline® Autogel®.

If we do not receive additional regulatory marketing approvals, our business will be harmed.*

We are currently developing Increlex® for the treatment of Primary IGFD. The FDA has substantial discretion in the approval process and may decide that the data from our clinical trial is insufficient to allow approval of Increlex® for the treatment of Primary IGFD, or for the target label that we anticipate. If we do not receive regulatory marketing approval in the United States for Primary IGFD or for the target label that we anticipate, our business will be harmed. We will also need to file applications with regulatory authorities in foreign countries to market Increlex® for Primary IGFD in foreign countries. Although we have submitted a marketing authorization application in Europe for severe Primary IGFD, there is no assurance that we will receive marketing approval in Europe for either severe Primary IGFD or Primary IGFD. In addition, if we fail to obtain European marketing approval for Increlex® for the target label (or for a label which provides access to an agreed upon number of patients), under our license and collaboration agreement with Ipsen, we would not receive the European Medicines Agency, or EMEA, approval-related milestone payment provided for under our agreement with Ipsen. Further, even if European marketing authorization for Increlex® is obtained but the target label or access to the agreed upon patient population is not approved within three years from the date of obtaining such initial marketing authorization, we would not be owed the EMEA approval-related milestone payment provided for under our license and collaboration agreement with Ipsen. Further, if EMEA approvals are delayed, it would postpone our ability to receive royalties from the commercialization of Increlex® in Europe.

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

We rely solely on single-source third parties in the manufacture, testing, storage and distribution of Increlex®.

We source all of our Increlex® fill-finish manufacturing and testing and final product storage and distribution operations, as well as all of our bulk manufacturing, testing, and shipping operations, through single-source third-party suppliers and contractors. Single-source suppliers are the only approved suppliers currently available to us, and could only be replaced by qualification of new sites for the same operations.

If our contract facilities, contractors or suppliers become unavailable to us for any reason, including as a result of the failure to comply with cGMP regulations, manufacturing problems or other operational failures, such as equipment failures or unplanned facility shutdowns required to comply with cGMP, damage from any event, including fire, flood, earthquake or terrorism, business restructuring or insolvency, or if they fail to perform under our agreements with them, such as failing to deliver commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we may be delayed in manufacturing Increlex® or may be unable to maintain validation of Increlex®. This could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or, for any reason, they do not operate in compliance with cGMP or are unable or refuse to perform under our licenses and/or agreements, we will need to find alternative facilities. Further, we are responsible for the manufacture and supply of Increlex® to Ipsen (through our contract manufacturer) for Ipsen’s clinical development and commercial needs. In the event we fail to meet Ipsen’s supply obligations, Ipsen would have the right to exercise its option to manufacture Increlex® on its own or to engage a third-party manufacturer to do so. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-1 bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited, and it would take a significant amount of time and expense to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, these manufacturers’ facilities and processes, prior to our use, would likely have to undergo pre-approval and/or cGMP compliance inspections. In addition, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-1 to these new manufacturers.

Our inability to timely transfer to an alternate single-source manufacturer to fill-finish Increlex® could adversely affect our commercial supply and ability to grow revenues.

We currently source all of our Increlex® fill-finish manufacturing and portions of release testing through a single-source third-party supplier. This supplier is the only FDA-approved manufacturer currently available to us, and could only be replaced by qualification of a new site for the same operations. We have negotiated a short-term commercial agreement with this fill-finish manufacturer and during the term of this agreement, we are attempting to move our process to another fill-finish manufacturer. It will take a significant amount of time and expense to complete the transfer to, and validate an alternative manufacturer. For us to change to this commercial fill-finish manufacturer, the manufacturer’s facilities and processes, prior to our use, will need to undergo pre-approval and/or cGMP compliance inspections. In addition, we need to transfer and validate the processes and certain analytical methods necessary for the production and testing of rhIGF-1 to this new manufacturer. A delay in this transfer may also result in a shortage of Increlex® and a loss of revenues.

If our contract manufacturers’ and/or Ipsen’s facilities and operations do not maintain satisfactory cGMP compliance, we may be unable to market and sell Increlex® and/or Somatuline® Autogel®.

The facilities used by and operations of our contract manufacturers to manufacture and test Increlex® must undergo continuing inspections by the FDA for compliance with cGMP regulations in order to maintain our Increlex® approval for the treatment of severe Primary IGFD. Similarly, the facilities used by and operations of Ipsen to manufacture Somatuline® Autogel® must undergo an inspection by the FDA for compliance with cGMP regulations before Somatuline® Autogel® can be approved. Currently, Lonza Baltimore is our sole provider of bulk rhIGF-1 and Ipsen is our sole provider of Somatuline® Autogel®. We have no alternative manufacturing facilities or plans for additional facilities at this time. We do not know if the Lonza Baltimore facilities or their operations required for the commercial manufacture of Increlex® will continue to receive satisfactory cGMP inspections and we do not know if Ipsen’s facilities or their operations required for the commercial manufacture of Somatuline® Autogel® will receive a satisfactory cGMP inspection. In the event these facilities or operations do not receive, or continue to receive, satisfactory cGMP inspections for the manufacture of our products, or for the operation of their facilities in general, we may need to invest in significant compliance improvement programs, fund additional modifications to our manufacturing processes, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as result in a delay or prevention of commercialization, and may result in our failure to obtain or maintain approvals. In addition, Lonza Baltimore, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations and similar foreign standards. We do not have direct control over Ipsen’s or our contract manufacturers’ compliance with these regulations and standards. Any of these factors could delay or suspend clinical trials, regulatory submissions or regulatory approvals, entail higher costs and result in us being unable to effectively market and sell our products or maintain our products in the marketplace, which would adversely affect our ability to generate revenues.

We rely in certain cases on single-source and sole-source materials suppliers to manufacture Increlex®.

Certain specific components and raw materials used to manufacture Increlex® at our third-party manufacturers are obtained and made available through either single-source or sole-source suppliers. Single-source suppliers are the only approved suppliers currently available to us, and could only be supplemented by qualification of new sources for the material required. Sole-source suppliers are the only source of supply available to us, and could only be replaced through qualification of an alternate material after demonstrating suitability. Supply interruption of these materials could result in a significant delay to our manufacturing schedules and ability to supply product, and would likely be required to undergo lengthy regulatory approval procedures prior to product distribution. Limits or termination of supply of these materials could significantly impact our ability to manufacture Increlex®, cause significant supply delays while we qualified, at significant expense, new suppliers or new materials, and would consequently cause harm to our business, including as a result, our failure to meet our supply obligations to Ipsen.

Difficulties or delays in product manufacturing due to advance scheduling requirements, capacity constraints and/or manufacturing lot failures at our third-party manufacturers or Ipsen could harm our operating results and financial performance.

The manufacture of Increlex® requires successful coordination between us and all of our suppliers, contractors, service-providers, and manufacturers. Coordination failures with these different elements of our supply chain, or with Ipsen’s supply of Somatuline® Autogel® to us, could require us to delay shipments and/or impair our ability to distribute and supply product, including Increlex® to Ipsen. Furthermore, uncertainties in estimating future demand for new products such as Increlex® may result in manufacture of surplus inventory requiring us to record charges for any expired, unused product, or may result in inadequate manufacturing of product inventory, causing delays to shipments or no shipments at all. Additionally, our reliance on third-party manufacturing requires long lead times from order to delivery of product, and may be hampered by available capacity at those manufacturers, making our ability to supply product supplies in excess of our forecast extremely difficult. As a consequence, we may have inadequate capacity to meet unexpected demand, which could negatively affect our operating results and our ability to meeting our supply obligations to Ipsen. Further, our operating results and financial performance may suffer if we experience more than anticipated manufacturing lot failures or delivery delays.

Claims and concerns may arise regarding the safety and efficacy of our products, which could require us to perform additional clinical trials, could slow penetration into the marketplace, or cause reduced sales or product withdrawal after introduction.

Increlex® was approved in the United States for the treatment of severe Primary IGFD based on long-term and extensive studies and clinical trials conducted to demonstrate product safety and efficacy. Somatuline® Autogel® was approved in Canada for the treatment of acromegaly on a similar basis. Discovery of previously unknown problems with the raw materials, product or manufacturing processes, such as loss of sterility, contamination, new data suggesting an unacceptable safety risk or previously unidentified side effects for these products, could result in a voluntary or mandated withdrawal of the products from the marketplace, either temporarily or permanently. Studies may result in data or evidence suggesting another product is safer, better tolerated, or more efficacious than our products, which could lead to reduced sales and royalties. Additionally, discovery of unknown problems with our products or manufacturing processes for our products could negatively impact the established safety and efficacy profile and result in possible reduced sales or product withdrawal. Such outcomes could negatively and materially affect our product sales, royalty stream, operating results, and financial condition.

If other companies overcome our U.S. orphan drug marketing exclusivity for Increlex®, or for Somatuline® Autogel® if obtained, or obtain marketing exclusivity in Europe for the treatment of severe Primary IGFD, they will be able to compete with us, and our revenues will be diminished.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years. Increlex® has received from the FDA orphan drug marketing exclusivity for the long-term treatment of patients with severe Primary IGFD. Ipsen is seeking orphan drug marketing exclusivity for Somatuline® Autogel® for acromegaly in connection with the marketing approval application that Ipsen submitted to the FDA; however, there can be no assurance that the FDA will grant marketing exclusivity to Somatuline® Autogel®.

Although Increlex® has received marketing exclusivity for severe Primary IGFD, the FDA can still approve different drugs for use in treating the same indication or disease covered by our product, which would create a more competitive market for us. Similarly, there may be additional drugs for treating acromegaly that could compete with Somatuline® Autogel® despite its seven-year orphan drug marketing exclusivity, even if granted by the FDA.

Furthermore, drugs considered to be the same as Increlex® or Somatuline® Autogel® that are clinically superior or provide a major contribution to patient care may be approved for marketing by the FDA despite our initial orphan drug marketing exclusivity for either Increlex® or, if obtained, Somatuline® Autogel®. If other companies are able to overcome our U.S. orphan drug exclusivity, they will be able to compete with us, and our revenues will be diminished.

We will not be able to sell our products if we are not able to maintain our regulatory approval due to changes to existing regulatory requirements.

Although we have obtained regulatory approval for Increlex® in the United States for the treatment of severe Primary IGFD, this product and our manufacturing processes are subject to continued review and ongoing regulation by the FDA post approval, including, for example, changes to manufacturing process standards or good manufacturing practices, changes to product labeling, revisions to existing requirements or new requirements for manufacturing practices, or changing interpretations regarding regulatory guidance. Such changes in the regulatory environment and requirements could occur at any time during the commercialization of Increlex®. We face similar risks with respect to the commercialization of Somatuline® Autogel® in Canada and, if we receive FDA approval, in the United States. Changes in the regulatory environment or requirements could adversely affect our ability to maintain our approval or require us to expend significant resources to maintain our approvals, which could result in the possible withdrawal of our products from the marketplace, which would harm our business and negatively impact our financial performance.

Competitors could develop and gain FDA approval of products containing rhIGF-1, which could adversely affect our competitive position.

In the future, rhIGF-1 manufactured by other parties may be approved for use in the United States. For example, we are aware that Novartis has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by Increlex®, physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which Increlex® has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to which product containing rhIGF-1 to prescribe to their patients. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 to treat any diseases for which we have received FDA approval, even if it violates our method of use patents and/or we have orphan drug exclusivity for the use of rhIGF-1 to treat such diseases.

Competitors could challenge our patents and file an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) new drug application for an IGF-1 or Somatuline® Autogel® product and adversely affect the competitive position of each.

Products approved for commercial marketing by the FDA are subject to the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or “Hatch-Waxman Act.” The Hatch-Waxman Act provides companies with marketing exclusivity for varying time periods during which generic or modified versions of a drug may not be marketed and allows companies to apply to extend patent protection for up to five additional years. It also provides a means for approving generic versions of a drug once the marketing exclusivity period has ended and all relevant patents have expired. The period of exclusive marketing, however, may be shortened if a patent is successfully challenged and defeated. Competitors with a generic IGF-1 or Somatuline® Autogel® product or a modified version of IGF-1 or Somatuline® Autogel® may attempt to file an ANDA or a 505(b)(2) NDA and challenge our patents and marketing exclusivity. Such applications would have to certify that one of the patents in the Increlex® or Somatuline® Autogel® NDA is invalid or not infringed by the manufacture, use, or sale of the product described in that ANDA or 505(b)(2) application under the Hatch-Waxman Act. If successful, a competitor could come to market at an earlier time than expected. We can provide no assurances that we can prevail in a challenge or litigation related to our patents or exclusivity.

We are subject to “fraud and abuse” and similar laws and regulations, and a failure to comply with such regulations or prevail in any litigation related to noncompliance could harm our business.

Upon approval of Increlex® by the FDA, we became subject to various health care “fraud and abuse” laws, such as the Federal False Claims Act, the federal anti-kickback statute and other state and federal laws and regulations. Pharmaceutical companies have faced lawsuits and investigations pertaining to violations of these laws and regulations. We cannot guarantee that measures that we have taken to prevent such violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

We do not have patent composition coverage on the lanreotide molecule (the active pharmaceutical ingredient of Somatuline® Autogel®) alone. We have licensed from Ipsen its rights to formulation and method of use patents for Somatuline® Autogel® that expire between 2015 and 2019, and Ipsen intends to seek seven-year orphan drug marketing exclusivity in connection with any marketing authorization for Somatuline® Autogel® for the treatment of acromegaly in the United States. However, there can be no assurance that we have patent rights sufficient to prevent others from competing with us, nor can there be any assurance that Somatuline® Autogel® will be granted any orphan drug marketing exclusivity to block a competitor from marketing the same drug for the treatment of acromegaly.

If we attempt to enforce against a competitor the patent rights we have licensed from Ipsen or the patent rights we have licensed from Genentech, and if such patents are challenged in court by defenses the competitor may raise, such as invalidity, unenforceability or possession of a valid license, we may fail to stop the competitor and we may lose the ability to assert the affected patents against other competitors as well. If we assert the patents we licensed from Ipsen or the patents we licensed from Genentech in an infringement proceeding against a competitor, and if the court were to find in favor of any defense of invalidity or unenforceability raised by the competitor against the asserted patents, we would be unable to use the affected patents to exclude others from competing with Somatuline® Autogel® or Increlex®. In addition, the type and extent of patent claims that will be issued to us in the future are uncertain. Any patents that are issued may not contain claims that will permit us to stop competitors from using technology similar to our Increlex® or Somatuline® Autogel® technologies.

In addition to the patented technology licensed from Genentech and Ipsen, we also rely on unpatented technology, trade secrets and confidential information, such as the proprietary information we use to manufacture Increlex®. We may not be able to effectively protect our rights to this technology or information. Other parties may independently develop substantially equivalent information and techniques or otherwise gain access to or disclose this technology. We generally require each of our employees, consultants, collaborators, and certain contractors to execute a confidentiality agreement at the commencement of an employment, consulting or collaborative relationship with us. However, these agreements may not provide effective protection of this technology or information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies.

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

We are aware of a U.S. patent of Novartis related to processes of manufacturing rhIGF-1 in yeast host cells, to fusion proteins, DNA, and yeast host cells useful in such processes of manufacturing rhIGF-1 in yeast host cells, and to rhIGF-1 made as a product of such processes. While we use bacterial expression, not yeast expression, in our process for manufacturing Increlex®, we cannot predict whether our activities relating to the development and commercialization of Increlex® in the United States will be found to infringe Novartis’s patent in the event Novartis brings patent infringement proceedings against us. We may not be able to obtain a license to Novartis’s patent under commercially reasonable terms, if at all. If we are unable to obtain a license to Novartis’s patent, and if in any patent infringement proceeding Novartis brings against us the court decides that our activities relating to the development and commercialization of Increlex® in the United States infringe Novartis’s patent, the court may award damages and/or injunctive relief to Novartis. Any such damages, injunctive relief and/or other remedies the court may award could render any further development and commercialization of Increlex® commercially infeasible for us or otherwise curtail or cease any further development and commercialization of Increlex®.

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

Based on its significant ownership position through certain protective provisions, Ipsen has the ability to significantly influence the outcome of certain actions by our Board of Directors and those requiring the approval of our stockholders. Our other stockholders may be unable to prevent actions taken by Ipsen. Together with the 12,527,245 shares of our common stock that we issued in connection with the initial closing of our collaboration with Ipsen, the conversion of the convertible notes that we issued or that we may issue to Ipsen and the exercise of the warrant that we issued to Ipsen would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis, with the opportunity to increase its ownership position to 60% or greater through market purchases upon the expiration of a one-year standstill period. Ipsen was also granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. In addition, under the terms of our affiliation agreement with Ipsen, so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen would be entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Our affiliation agreement with Ipsen also provides that in the event Ipsen holds at least 60% of the outstanding shares of our common stock, Ipsen is entitled to nominate an unlimited number of directors to our Board of Directors. For so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is also entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting in 2008. Our certificate of incorporation was also amended in connection with our collaboration with Ipsen to waive the corporate opportunity provisions under Delaware law and the corporate opportunity doctrine with respect to opportunities of which Ipsen and Ipsen’s designees to our Board of Directors may become aware as a result of their affiliation with us. Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our common stock shall be deemed to have consented to these provisions of our certificate of incorporation. This deemed consent might restrict the ability to challenge transactions carried out in compliance with these provisions. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen. Currently, two of our directors, Jean-Luc Bélingard and Christophe Jean, also serve as the Chief Executive Officer and Chief Operating Officer, respectively, of Ipsen.

If we lose our licenses from Genentech or Ipsen, we may be unable to continue our business.

We have licensed intellectual property rights and technology from Genentech and from Ipsen. Under our license and collaboration agreements with Genentech and Ipsen, each of Genentech and Ipsen have the right to terminate our licenses if we are in material breach of our obligations under our agreements with them and fail to cure that breach. Under the terms of the agreements, we are obligated, among other things, to use reasonable business efforts to meet specified milestones, including in the Genentech agreements, filing for regulatory approval in the United States for either a diabetes indication or a substitute indication by December 31, 2008. If any of these agreements are terminated, then we would lose our rights to utilize the technology and intellectual property covered by that agreement to develop, manufacture, market and sell Increlex® for any indication and/or to develop, market and sell Somatuline® Autogel®. This may prevent us from continuing our business.

We are subject to Genentech’s option rights with respect to the commercialization of Increlex® for all diabetes and non-orphan indications in the United States. We are also subject to Ipsen’s right of first negotiation to develop and commercialize other endocrine products subsequently acquired or owned by us.*

Under our U.S. license and collaboration agreement with Genentech, Genentech has the option to elect to jointly commercialize rhIGF-1 for all diabetes and non-orphan indications in the United States. Orphan indications are designated by the FDA under the Orphan Drug Act, and are generally rare diseases or conditions that affect fewer than 200,000 individuals in the United States. With respect to those non-orphan and diabetes indications in the United States, once Genentech has exercised its option to jointly develop and commercialize, Genentech has the final decision on disputes relating to development and commercialization of such indications. Our ability to sublicense the development and commercialization of such products requires the consent of Genentech. In addition, under our license and collaboration agreement with Ipsen with respect to Increlex®, Ipsen has a right of first negotiation to develop and commercialize, in Ipsen’s territory, other products subsequently acquired or owned by us in the field of endocrinology. Accordingly, we may not receive a reasonable return on our investment if we develop new endocrinology products.

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

In addition, we may choose to cancel, change or delay certain planned clinical trials, or replace one or more planned clinical trials with alternative clinical trials. Our clinical trials or intended clinical trials may be subject to further change from time to time as we evaluate our research and development priorities and available resources. Our development costs will increase if we need to perform more or larger clinical trials than planned. Significant delays for our current or planned clinical trials may harm the commercial prospects for Increlex® and our prospects for profitability.

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

•

continued effectiveness of the registration statement, filed by us with the U.S. Securities and Exchange Commission, or SEC, for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with the entering into of the CEFF; and

•	the continued listing of our stock on the Nasdaq Global Market.

In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

The terms of the CEFF require us to pay certain liquidated damages in the event that the registration statement filed by us with the SEC is not available for the resale of securities purchased by Kingsbridge under the CEFF or upon exercise of the warrant we issued to Kingsbridge. Except for certain periods of ineffectiveness permitted under the CEFF, we are obligated to pay to Kingsbridge an amount equal to the number of shares purchased under the CEFF and held by Kingsbridge at the date the registration statement becomes unavailable, multiplied by any positive difference in price between the volume weighted average price on the trading day prior to such period of unavailability and the volume weighted average price on the first trading day after the period of unavailability. In addition, we are entitled in certain circumstances to deliver a “blackout” notice to Kingsbridge to suspend the use of the registration statement and prohibit Kingsbridge from selling shares under the registration statement. If we deliver a blackout notice in the 15 trading days following a settlement of a draw down, then we must make a blackout payment to Kingsbridge as liquidated damages, or issue Kingsbridge additional shares in lieu of this payment, calculated by means of a varying percentage of an amount based on the number of shares purchased and held by Kingsbridge and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout payment could be significant and could adversely affect our liquidity and our ability to raise capital. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

We may not have the ability to raise the funds necessary to finance the repayment of the convertible notes we issued or that we may issue to Ipsen, which could adversely affect our cash position and harm our business.

Under the terms of our collaboration with Ipsen, we issued Ipsen a convertible note in the principal amount of $25.0 million, and may issue up to two additional convertible notes to Ipsen in the principal amounts of €30.0 million and $15.0 million, respectively. All of these notes mature five years from the date of issuance of the first note or two years from the date of notification of non-convert, and carry a 2.5% coupon per annum from the date of issuance, compounded quarterly. If Ipsen chooses not to convert these notes, we would be required to pay to Ipsen the principal amount of the notes plus accrued interest at maturity. We will also be subject to currency risk on the €30.0 million convertible note that we may issue to Ipsen, which, if the note is not converted, may result in the need to raise a greater amount of U.S. dollars to repay this note at maturity than would be required based on a conversion of this note to U.S. dollars at the time we entered into the stock purchase and master transaction agreement with Ipsen in July 2006 or issuance of the note. If we are required to pay the notes in cash, we will likely need to raise such amounts from the capital markets or through a strategic transaction. There is no assurance that we would be able to do so in a timely manner or on reasonable terms. If we are unable to do so, we may be required to delay or curtail our development and commercialization efforts, which would harm our business.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan.*

We believe that our cash, cash equivalents and short-term investments as of March 31, 2007, together with the funds that we would potentially receive from our collaboration with Ipsen, will be sufficient to meet our projected operating and capital expenditure requirements through at least the middle of 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Autogel® at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore, including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex®;

•	Ipsen’s ability to supply Somatuline® Autogel® to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Autogel®;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued or that we may issue to Ipsen;

•	the status of competing products;

•	the rate of progress and cost of our future clinical trials and other research and development activities; and

•	the pace of expansion of administrative and legal expenses.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.*

Our ability to implement our business plan requires an effective planning and management process. As of March 31, 2007, we had 108 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

One potential risk of using growth factors like rhIGF-1 is that it may increase the likelihood of developing cancer or, if patients already have cancer, that the cancer may develop more rapidly. Increlex® may also increase the risk that diabetic patients may develop or worsen an existing retinopathy, which could lead to the need for additional therapy such as laser treatment of the eyes or result in blindness. In our Phase III clinical trials for severe Primary IGFD, the data of which we submitted to the FDA in our NDA, some patients experienced hypoglycemia, or low blood glucose levels. Other side effects noted in some patients include hearing deficits, enlargement of the tonsils and intracranial hypertension.

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

There may also be other adverse events associated with the use of Increlex® or Somatuline® Autogel®, which may result in product liability suits being brought against us. While we have licensed the rights to develop, market and sell Increlex® and Somatuline® Autogel® in certain indications, we are not indemnified by any third party, including our contract manufacturers, for any liabilities arising out of our development or use of rhIGF-1 or Somatuline® Autogel®.

Whether or not we are ultimately successful in defending product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity or reduced acceptance of Increlex® or Somatuline® Autogel® in the market, all of which would impair our business. We have obtained clinical trial insurance and product liability insurance; however, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

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

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements have increased our costs and required additional management resources. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants attesting to and reporting on these assessments. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

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

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.*

As of March 31, 2007, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 74.75% of our common stock. Our greater than five percent beneficial owners include Ipsen and its affiliates, which beneficially owned 35.7% (not including shares subject to limited voting agreements with certain of our stockholders); entities affiliated with MPM BioVentures III LLC, which beneficially owned 13.8%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 6.1%; MedImmune, Inc., which beneficially owned 6.0%; and entities affiliated with Rho Capital Partners, which beneficially owned 6.0%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

As of March 31, 2007, we had 50,162,610 outstanding shares of common stock. Of these shares, the 18,975,000 shares sold in our public offerings were freely tradable without restriction or further registration unless purchased by our affiliates. Of the remaining 31,187,610 shares outstanding as of March 31, 2007, substantially all of these shares, other than the 12,527,245 shares we issued to an affiliate of Ipsen, were eligible for sale in the public market (subject to certain restrictions on sales by affiliates and vesting in the case of early exercised options). The 12,527,245 shares we issued to an affiliate of Ipsen will become eligible for sale in the public market under Rule 144 in October 2007, subject to compliance with the volume, manner of sale and other limitations under Rule 144. As of March 31, 2007, we had 5,196,012 shares subject to outstanding options granted under our equity compensation plans. In addition, as of March 31, 2007, 8,405,524 shares were issuable upon the exercise of the warrant and conversion of convertible note we issued to Ipsen in connection with the initial closing of our collaboration. Further, the terms of the warrant we issued to Ipsen provide that the number of shares of our common stock subject to the warrant may increase in the event of certain issuances of equity securities by us that dilute Ipsen’s percentage ownership interest in us. Moreover, the initial exercise price of the warrant, and the conversion price of convertible notes we issued or that we may issue to Ipsen, are subject to certain weighted-average price-based antidilution adjustments. These terms of the warrant and convertible notes may entitle Ipsen to acquire a greater number of shares of our common stock than we currently anticipate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

4.1	Form of Specimen Stock Certificate(4)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(5)

4.4	Warrant issued to Ipsen, S.A., dated October 13, 2006(4)

4.5	First Senior Convertible Promissory Note issued to Ipsen, S.A., dated October 13, 2006(4)

4.6A	Rights Agreement, dated as of October 13, 2006, between the Registrant and Computershare Trust Company, N.A., as Rights Agent(4)

4.6B	Form of Right Certificate(4)

10.9S	2007 Executive Officer Cash Compensation Arrangements

10.9Y	Employment letter to Richard A. King, dated February 25, 2007

10.15	Settlement, License and Development Agreement, dated as of March 5, 2007, by and between the Registrant, Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Inc., and Genentech, Inc.†

15.1	Letter regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification by the Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s registration statement on Form S-1 (File No. 333-108729) and amendments thereto, declared effective on March 16, 2004.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on October 18, 2006.
(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 3, 2006.
(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2007

TERCICA, INC.
(Registrant)

/s/ Ajay Bansal
Ajay Bansal Chief Financial Officer
(Authorized Officer and Principal Financial Officer)