Form 10-Q
period 2007-06-30
TERCICA INC
filed 2007-08-02
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 51,441,367 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERCICA, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$26,204	$40,339
Short-term investments	71,803	85,236
Accounts receivable, net	782	335
Inventories	11,100	5,092
Prepaid expenses and other current assets	2,472	1,948

Total current assets	112,361	132,950
Property and equipment, net	3,413	3,861
Restricted cash	340	340
Other assets	511	536

Total assets	$116,625	$137,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,036	$2,457
Accrued expenses	6,471	6,214
Liability for early exercise of stock options	8	32
Other current liabilities	297	290
Deferred revenue, less long-term portion	776	776

Total current liabilities	10,588	9,769
Long-term convertible note	25,486	25,172
Deferred rent	1,206	1,363
Deferred revenue, long-term portion	11,063	11,452

Commitments and contingencies

Stockholders’ equity:
Common stock	50	50
Additional paid-in capital	342,169	338,608
Accumulated other comprehensive income	2	11
Accumulated deficit	(273,939)	(248,738)

Total stockholders’ equity	68,282	89,931

Total liabilities and stockholders’ equity	$116 ,625	$137,687

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues
Net product sales	$2,048	$166	$3,139	$251
Licenses revenue	194	—	388	—

Total net revenues	2,242	166	3,527	251

Costs and expenses:
Cost of product sales	1,599	557	2,152	640
Research and development*	4,101	4,596	9,013	9,226
Selling, general and administrative*	10,556	10,586	20,153	21,090

Total costs and expenses	(16,256)	(15,739)	(31,318)	(30,956)

Loss from operations	(14,014)	(15,573)	(27,791)	(30,705)
Interest expense	190	—	378	—
Interest and other income, net	1,397	889	2,968	1,752

Net loss	$(12,807)	$(14,684)	$(25,201)	$(28,953)

Basic and diluted net loss per share	$(0.26)	$(0.39)	$(0.50)	$(0.79)

Shares used to compute basic and diluted net loss per share	50,178	37,508	50,161	36,579

* Includes non-cash stock-based compensation expense as follows:
Research and development	$525	$548	$1,049	$977
Selling, general and administrative	1,110	1,099	2,087	1,787

Total	$1,635	$1,647	$3,136	$2,764

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net cash used in operating activities	$(28,034)	$(26,523)

Cash flows from investing activities:
Purchases of property and equipment	(340)	(745)
Purchases of available-for-sale securities	(57,536)	(32,050)
Proceeds from sales and maturities of available-for-sale securities	71,559	30,782

Net cash provided by (used in) investing activities	13,683	(2,013)

Cash flows from financing activities:
Net proceeds from issuance of common stock	216	34,494

Net cash provided by financing activities	216	34,494

Net increase/(decrease) in cash and cash equivalents	(14,135)	5,958
Cash and cash equivalents, beginning of period	40,339	14,817

Cash and cash equivalents, end of period	$26,204	$20,775

Supplemental schedule of noncash activities:
Reversal of deferred stock compensation upon adoption of SFAS No. 123R	$—	$(2,591)
Other, net	25	62

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

Significant Accounting Policies

On January 1, 2007, we adopted a new policy related to income taxes, as described more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the six months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Accounting for Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, although there have been no such interest or penalties charged to the Company with the adoption of FIN 48. The Company had no unrecognized tax benefits as of June 30, 2007 and expects no significant changes in unrecognized tax benefits in the next 12 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position or results of operations.

In June 2007, the EITF ratified the consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Adoption of 07-3 will not have an impact on the Company’s financial position or results of operations.

2. Balance Sheet Information

	June 30, 2007	December 31, 2006
	(in thousands)
Accounts receivable, net:
Receivables	$798	$343
Less: allowance for doubtful accounts	(16)	(8)

	$782	$335

Inventories
Raw materials	$1,902	$1,477
Work-in-process	7,976	3,280
Finished goods	1,222	335

	$11,100	$5,092

Property and equipment, net:
Office equipment	$316	$316
Furniture and fixtures	635	635
Computer equipment and software	2,689	2,291
Manufacturing equipment	1,305	1,240
Leasehold improvements	1,301	1,302
Construction in progress	—	216

	6,246	6,000
Less: accumulated depreciation and amortization	(2,833)	(2,139)

	$3,413	$3,861

Accrued expenses:
Accrued compensation and related liabilities	$2,751	$2,938
Accrued professional fees	699	1,691
Accrued contract manufacturing expenses	1,397	629
Clinical trial costs	269	335
Other accrued liabilities	1,355	621

	$6,471	$6,214

3. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss, as reported	$(12,807)	$(14,684)	$(25,201)	$(28,953)
Change in unrealized losses on marketable securities	(7)	(5)	(8)	(13)

Comprehensive loss	$(12,814)	$(14,689)	$(25,209)	$(28,966)

4. Long-Term Debt

In October 2006, the Company issued to Ipsen a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”). The First Convertible Note accrues interest at a rate of 2.5% per year, compounded quarterly, and is convertible into the Company’s common stock at an initial conversion price of $7.41 per share, subject to adjustment, which represents 3,439,340 shares at June 30, 2007. The conversion price of the First Convertible Note is subject to certain weighted-average price-based antidilution adjustments, that, if triggered, would result in an increase of the number of shares of common stock issuable upon conversion of the First Convertible Note. The entire principal balance and accrued interest under the First Convertible Note is due and payable on the later to occur of October 13, 2011 or the second anniversary of the date on which Ipsen (or a subsequent holder of the First Convertible Note) notifies the Company that it will not convert the First Convertible Note in full. Notwithstanding the foregoing, Ipsen (or a subsequent holder of the First Convertible Note) is entitled to declare all amounts outstanding under the First Convertible Note immediately due and payable: (i) if an event of default occurs (as set forth in the First Convertible Note); (ii) for so long as Ipsen’s approval rights as set forth in the affiliation agreement the Company entered into pursuant to its collaboration with Ipsen remain in effect, if any other person or group acquires beneficial ownership of greater than 9.9% of the Company’s common stock (or if such person or group that already has beneficial ownership of greater than 9.9% of the Company’s common stock increases its beneficial ownership); or (iii) in the event that the Company’s approval rights as set forth in the affiliation agreement with Ipsen cease to remain effective, if any other person or group acquires beneficial ownership of greater than 50% of the Company’s common stock.

As of June 30, 2007, the Company accrued $449,000 of cumulative interest expense on the First Convertible Note, of which $158,000 and $313,000 were recorded as interest expense in the three months and six months ended June 30, 2007, respectively. If not earlier converted or repaid, the amount payable under the First Convertible Note on October 13, 2011 would be $28,362,000, would include cumulative interest of $3,325,000.

5. Equity

Warrant Issued to Ipsen

Concurrently with the issue of the First Convertible Note, the Company issued a warrant to Ipsen, which is exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”) or (ii) the Baseline Amount plus a variable amount of shares of the Company’s common stock, which variable amount will fluctuate throughout the term of the warrant. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of October 13, 2006, the date of issue, was 5,026,712, with a fair value of $13,622,000, estimated using the Black-Scholes-Merton valuation model, which was recorded to additional paid-in capital. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of June 30, 2007 was 4,966,184. The exercise term of the warrant is five years beginning on October 13, 2006, and the warrant is exercisable, in full or in part, at an initial exercise price of $7.41 per share, subject to adjustment, including certain weighted-average price-based antidilution adjustments.

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

During the six months ended June 30, 2007, the Company did not draw down any funds under the CEFF and had not issued any shares pursuant to the CEFF as of June 30, 2007. Under the terms of an affiliation agreement the Company entered into pursuant to its collaboration with Ipsen, the Company has only a limited ability to raise capital through the sale of its equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

6. Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $1,635,000 and $1,647,000 was recorded during the three months ended June 30, 2007 and 2006, respectively, and $3,136,000 and $2,764,000 was recorded during the six months ended June 30, 2007 and 2006, respectively.

The fair value of each option grant is estimated at the grant date using the Black-Scholes model with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	61.0%	69.0%	63.0%	76.0%
Expected term (years)	6.0	5.9	6.2	6.2
Risk-free interest rate	5.0%	5.7%	4.6%	5.2%
Dividend yield	—	—	—	—

The Company’s computation of expected volatility is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term utilizes the simplified method in accordance with SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on treasury constant maturities rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of June 30, 2007, unrecognized stock-based compensation expense related to stock options of $14,321,000 was expected to be recognized over a weighted-average period of 2.46 years.

7. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Historical
Numerator:
Net loss	$(12,807)	$(14,684)	$(25,201)	$(28,953)

Denominator:
Weighted-average common shares outstanding	50,178	37,508	50,161	36,580
Less: Weighted-average unvested common shares subject to repurchase	—	—	—	(1)

Denominator for basic and diluted net loss per share	50,178	37,508	50,161	36,579

Basic and diluted net loss per share	$(0.26)	$(0.39)	$(0.50)	$(0.79)

	June 30,
	2007	2006
	(In thousands)
Historical outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	5,405	4,125
Convertible note	3,439	—
Warrants	5,226	260

	14,070	4,385

8. Commitments and Contingencies

The Company presently leases approximately 34,400 square feet of office space in Brisbane, California. The lease expires in October 2011 with an option to renew for five years. This lease agreement includes scheduled rent increases over the lease term and rent abatement for the first 15 months. The Company recognizes rent expense on a straight-line basis over the term that the facility is physically utilized, taking into account the scheduled rent increases, rent abatement, rent holidays and the leasehold improvement reimbursement. In September 2005, the Company received a $1,046,000 reimbursement from the landlord for facility improvements, which was recorded as deferred rent and is being amortized to offset rent expense over the remaining life of the lease. Under the lease agreement, the Company has provided the landlord with irrevocable letter of credit in the amount of $340,000. The irrevocable letter of credit is collateralized for the same amount by cash, cash equivalents and short-term investments held in a Company bank account. The Company has recorded the collateralized bank account balance as restricted cash. In July 2007, the Company entered into an amendment to its amended lease agreement that provides for the expansion of the leased premises by approximately 2,700 square feet, and for a period coterminous with the original lease, as amended.

At June 30, 2007, future minimum lease commitments under operating leases were as follows (in thousands):

Year ending December 31,
2007	$490
2008	999
2009	1,026
2010	1,065
2011	809
Thereafter	—

$4,389

Rent expense was $109,300 and $206,600 for the three-months and six-months ended June 30, 2007, respectively. Rent expense for the three-months and six-months ended June 30, 2006 was $97,300 and 194,500, respectively. Rent expense includes the impact of the allowance for leasehold improvements of $43,000 and $86,000 for the three-months and six-months ended June 30, 2007, respectively, and $43,000 and $86,000 for the three-months and six-months ended June 30, 2006, respectively.

Manufacturing Services Agreement

In December 2002, the Company entered into a development and commercial supply agreement (the “Manufacturing Agreement”) with Cambrex Bio Science Baltimore, Inc. (“Cambrex Baltimore”). At that time, the Company began to transfer its manufacturing technology to Cambrex Baltimore in order for them to establish the process for rhIGF-1 fermentation and purification. Under the terms of the Manufacturing Agreement, Cambrex Baltimore was obligated to annually provide the Company with certain minimum quantities of bulk rhIGF-1. In February 2007, Cambrex Baltimore was purchased by Lonza Group AG (“Lonza Baltimore”).

In May 2007, the Company amended the Manufacturing Agreement with Lonza Baltimore to increase the Company’s purchase obligation for certain additional quantities of bulk rhIGF-1. Under this amendment, the Company has a non-cancelable obligation to pay Lonza Baltimore on a time and materials and per batch basis in connection with the commercial production of bulk rhIGF-1. The Company estimates that its total purchase commitment to Lonza Baltimore is approximately $17.5 million through March 31, 2008.

In May 2007, the Company entered into a development and commercial supply agreement with Lonza Hopkinton (the “Hopkinton Manufacturing Agreement”). The Company has begun to transfer its manufacturing technology to Lonza Hopkinton in order for them to establish the process for rhIGF-1 fermentation and purification at Lonza Hopkinton. Pursuant to the Hopkinton Manufacturing Agreement, the Company has a non-cancelable obligation to pay Lonza Hopkinton a capacity reservation fee related to the technology transfer of manufacturing facilities in the amount of $5.0 million, of which the Company paid $1.3 million in May 2007 and the remaining $3.7 million will be paid on or before January 4, 2008. The total cost of the technology transfer of $5.0 million is being recognized straight-line over the technology transfer period which the Company expects to conclude in June 2008. In connection with the initiation of construction and purchasing of equipment and other site development activities, Lonza Hopkinton will bear upfront costs of $6.6 million which the Company would have to reimburse a portion of in the event we do not fulfill our commitment to purchase a certain number of commercial drug substance batches. Further, the Company has an obligation to pay Lonza Hopkinton approximately $1.2 million during 2008 for the production of bulk rhIGF-1 conformance lots, exclusive of required materials. As the Company reaches certain future milestones, it may be committed to commercial production of Increlex® on a time and materials basis and per batch basis.

In November 2006, the Company entered into a development and commercial supply agreement with a third-party fill and finish agent. At that time, the Company began to transfer its manufacturing technology to this agent in order for the agent to establish the process for drug product fill and finish. Further, under the terms of this agreement, the agent is obligated to annually provide the Company with certain minimum quantities of finished rhIGF-1 drug product. The Company has a non-cancelable obligation to reimburse the agent on a milestone basis in connection with the preparation for commercial production of Increlex®. The Company estimates that its total purchase commitment to this agent to validate the fill and finish processes, which must then be approved by the FDA is approximately $342,000 through December 31, 2007.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that mitigates its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of June 30, 2007.

9. Litigation

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

10. Subsequent Events

Combination Product Development and Commercialization Agreement

Effective as of July 6, 2007, the Company and Genentech, Inc. (“Genentech”) entered into a Combination Product Development and Commercialization Agreement (the “Combination Product Agreement”), that governs the worldwide development and commercialization of two combination products containing IGF-1 and human growth hormone for the treatment of all indications except those of the central nervous system. The Combination Product Agreement became effective on July 9, 2007, the date of the satisfaction of all conditions to its effectiveness. Under the terms of the Combination Product Agreement, the parties contemplate the development of two combination products for the following indications: one product formulation for certain defined short stature indications (“Short Stature Indications”) and another separately formulated combination product for adult growth hormone deficiency (“AGHD”) and any potential other indications (the “Other Indications”). Initially, the Company will be responsible for the development and commercialization of all combination products under the Combination Product Agreement and agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to Genentech’s right to “opt in,” as described below.

Under the Combination Product Agreement, Genentech has a right to opt into the Company’s development and commercialization of such combination products for the Short Stature Indications, AGHD and the Other Indications following the FDA’s acceptance of the Company’s Investigational New drug Application for the first Phase II clinical trial for such indication(s) (the “First Option”). If Genentech does not exercise the First Option, it would then have the right to acquire a second right to opt in (a “Second Option”) after the Company obtains Phase II clinical trial data that is pivotal study-enabling for the Short Stature Indication at issue, or for AGHD or the Other Indications. If Genentech opts in, it would then become the lead party with respect to the development and commercialization of combination products for Other Indications, and it may also choose to become the lead party in development and commercialization for AGHD. Upon opt-in, Genentech may also choose to exercise a commercial option to become the lead party for commercialization in Short Stature Indications. The lead commercialization party would determine the commercialization plan for such combination products for such indications, and the non-lead party would have the right to co-promote such combination products.

Upon opting in, Genentech would become obligated to reimburse the Company for a portion of the development costs incurred since July 9, 2007 and a milestone payment if Genentech chooses to become the lead commercial party for short stature, and thereafter the parties would share future costs and all operating profits and losses. Genentech would receive such profit share in lieu of its royalty payment. If Genentech opts in, it would have the right to subsequently elect to opt out of such development and commercialization of combination products, but only for all indications. In addition, following an opt in by Genentech, the Company would have the right to subsequently elect to opt out of the joint development and commercialization of the combination products for AGHD and the Other Indications only, but not for the Short Stature Indications. If a party elects to opt out, the other party would have a limited period of time in which it could also elect to opt out, in which case the parties would wind down development and commercialization of the applicable products. After opting out, a party would remain responsible for its share of operating profits and losses for a transition period only, after which time such party would be entitled to a royalty payment from the continuing party on net sales of such combination product. If Genentech opts in and neither party elects to opt out before a combination product receives regulatory approval for any Other Indication (such receipt of regulatory approval, the “Milestone”), Genentech would owe the Company a cash Milestone payment. Under the Combination Product Agreement, the parties have granted each other sublicenseable licenses under their respective technology. The parties will share manufacturing responsibilities and costs depending on which opt-in or opt-out rights have been exercised, but in general the parties contemplate that the Company will supply IGF-1 needed for the combination products, and Genentech will supply human growth hormone for such products.

Genentech Purchase Agreement

Effective as of July 6, 2007, the Company and Genentech entered into a Common Stock Purchase Agreement (the “Genentech Purchase Agreement”), pursuant to which the Company agreed to sell, and Genentech agreed to purchase, up to a maximum of 2,603,328 shares of the Company’s common stock (the “Genentech Shares”) in three separate closings. On July 30, 2007, the Company and Genentech consummated the first closing under the Genentech Purchase Agreement pursuant to which the Company issued 708,591 shares of common stock (the “First Closing Shares”) at price per share of $5.645, resulting in gross cash proceeds of approximately $4,000,000.

In the event that Genentech acquires a Second Option, Genentech would, subject to customary closing conditions, purchase up to 842,105 shares of the Company’s common stock (the “Second Option Shares”) in a subsequent closing (the “Second Option Closing”) at a price per share equal to the average of the closing prices of the Company’s common stock for the 20 trading days ending on the trading date immediately prior to the expiration of the First Option (the “Second Option Price”), provided that Genentech may purchase no more than $4,000,000 of the Company’s common stock in the Second Option Closing. If the Second Option Price is below $4.75, however, the purchase of the Second Option Shares in the Second Option Closing would be at the Company’s option. In the event that the Second Option Price is below $4.75 and the Company does not elect to have Genentech purchase the Second Option Shares, Genentech may acquire the Second Option without purchasing the Second Option Shares.

In the event that Genentech opts in, neither party elects to opt out and the Milestone occurs, upon the Company’s request, Genentech would, subject to customary closing conditions, purchase up to 1,052,632 shares of the Company’s common stock in a subsequent closing (the “Milestone Closing”) at a price per share equal to the average of the closing prices of the Company’s common stock for the 20 trading days ending on the trading date immediately prior to the effective date of regulatory approval of a combination product for any Other Indication (the “Milestone Price”), provided that Genentech may purchase no more than $5,000,000 of the Company’s common stock in such closing.

In the event that the Combination Product Agreement is terminated, the Genentech Purchase Agreement would terminate in its entirety.

Ipsen Purchase Agreement

On July 30, 2007, the Company issued 519,101 shares of common stock to Ipsen, S.A. (“Ipsen”) at price per share of $5.63 pursuant to a Common Stock Purchase Agreement (the “Ipsen Purchase Agreement”), dated July 9, 2007, by and among the Company, Ipsen and Suraypharm (an affiliate of Ipsen), resulting in gross cash proceeds of approximately $2,923,000. The shares of common stock issued to Ipsen under the Ipsen Purchase Agreement were acquired by Ipsen in exercise of certain pro rata purchase rights in connection with the issuance of the First Closing Shares to Genentech. Under the terms of an Affiliation Agreement the Company entered into with Ipsen in October 2006, Ipsen has a right of first offer to purchase up to its pro rata portion of new equity securities offered by the Company (subject to certain exceptions).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have reviewed the condensed balance sheet of Tercica, Inc. as of June 30, 2007, and the related condensed statements of operations for the three and six-month periods ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

August 1, 2007

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

•

Somatuline® Autogel®, which was approved for marketing in July 2006 by Health Canada for the treatment of acromegaly and for which a New Drug Application, or NDA, was accepted in December 2006 by the U.S. Food and Drug Administration, or FDA. The Prescription Drug User Fee Act, or PDUFA, date for Somatuline® Autogel® for the treatment of acromegaly is August 30, 2007; and

•

Two product candidates containing different combinations of recombinant human growth hormone, or rhGH, and recombinant human insulin-like growth factor-1, or rh-IGF-1 (i.e., Increlex®), for which we expect to initiate clinical trials in 2008.

Increlex®. We market Increlex® as a long-term replacement therapy for the treatment of short stature in children with severe primary insulin-like growth factor-1 deficiency, or severe Primary IGFD, and for children with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We obtained approval for the long-term treatment of severe Primary IGFD from the FDA, in August 2005. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment short stature in children with Primary IGFD. In January 2006, we launched Increlex® in the United States. Increlex® generated net revenues of $3.1 million in the six-months ended June 30, 2007.

In May 2007, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMEA, adopted a positive opinion recommending marketing authorization for Increlex® in the European Union. The indication recommended is for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Based on an acceptance of the CHMP positive opinion by the European Commission, we expect a European marketing authorization in the third quarter of 2007, and because Increlex® previously received Orphan Drug Designation in the European Union, we expect to obtain ten years of marketing exclusivity for the treatment of severe Primary IGFD. Pursuant to our worldwide strategic collaboration with Ipsen that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications.

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

Growth hormone/IGF-1 Combination Product Candidates. In July 2007, we entered into a combination product development and commercialization agreement with Genentech, Inc. which governs the development, manufacture and worldwide commercialization of two product candidates containing Genentech’s rhGH, Nutropin AQ®, and our rhIGF-1, Increlex®, for the treatment of all indications except those of the central nervous system. Nutropin AQ® and Increlex® were originally designed and formulated so that the therapies could be combined and potentially given as a single, daily injection. We believe that treatment with a combination of both rhGH and rhIGF-1 may be superior to monotherapy of either component alone, particularly for certain patients with short stature and adult growth hormone deficiency, or AGHD, and potentially other metabolic disorders.

Pending FDA guidance and a timely acceptance of an investigational new drug application, we plan to initiate Phase II clinical development in 2008 of one combination product candidate for patients with low IGF-1 levels and short stature not associated with growth hormone deficiency, and a second combination product candidate for patients with AGHD. After review of clinical data in AGHD, we and Genentech will evaluate the attractiveness of this combination product candidate in treating other metabolic disorders associated with abnormal body composition, including metabolic syndrome, obesity and/or type 2 diabetes.

As of June 30, 2007, we had approximately $98.0 million in cash, cash equivalents and short-term investments. We have funded our operations since inception through the private placement of equity securities and public offerings of our common stock. In October 2006, we also received net cash proceeds of $100.0 million in connection with our strategic collaboration with Ipsen. In addition, in July 2007, we received gross cash proceeds of $6.9 million as a result of the issuance of shares of our common stock to Genentech and Ipsen as described under “Liquidity and Capital Resources – Genentech Combination Product Collaboration” below.

Critical Accounting Policies and the Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. On January 1, 2007, we adopted a new policy related to income taxes, as described more fully below. Other than this change, there have been no significant changes in our significant accounting policies during the six-months ended June 30, 2007 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Accounting for Income Taxes

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the balance sheet. Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, although there have been no such interest or penalties charged to us with the adoption of FIN 48. We had no unrecognized tax benefits as of June 30, 2007 and expect no significant changes in unrecognized tax benefits in the next 12 months.

Results of Operations

Comparison of Three Months and Six Months Ended June 30, 2006 and 2007

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands)
Net product sales	$166	$2,048	$251	$3,139
Period over period increase		1,882		2,888
Percentage increase		N/A (1)		N/A (1)

License revenue	—	194	—	388
Period over period increase		194		388
Percentage increase		N/A (1)		N/A (1)

Cost of sales	557	1,599	640	2,152
Period over period increase		1,042		1,512
Percentage increase		N/A (1)		N/A (1)

Research and development expenses	4,596	4,101	9,226	9,013
Period over period (decrease)		(495)		(213)
Percentage (decrease)		(11)%		(2)%

Selling, general and administrative expenses	10,586	10,556	21,090	20,153
Period over period (decrease)		(30)		(937)
Percentage (decrease)		(0.3)%		(4)%

Interest expense	—	190	—	378
Period over period increase		190		378
Percentage increase		N/A (1)		N/A (1)

Interest and other income, net	889	1,397	1,752	2,968
Period over period increase		508		1,216
Percentage increase		57%		69%

(1)	Comparable data for prior period or comparison to period is not meaningful.

Net Revenues

Net revenues consist of net product sales and amortized license revenue associated with our Increlex® license and collaboration agreement with Ipsen. Net revenues for the three and six-month periods ended June 30, 2007 were comprised of net product sales of $2.0 million and $3.1 million, respectively and amortized license revenues of $0.2 million and $0.4 million, respectively. Net revenues for the three and six-month periods ended June 30, 2006 were comprised of net product sales of $0.17 million and $0.25 million, respectively. There were no license revenues recorded during the three and six-months ended June 30, 2006.

Net product sales consist of gross Increlex® sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. The increase in net product sales in the quarter and six months ended June 30, 2007 compared to the same periods ended June 30, 2006 was primarily due to growth in Increlex® product sales in the U.S. The Increlex® product sales increase was driven by a continued increase in adoption of our product , including as a result of patients switching to Increlex® from IPLEX™, a product that was marketed by Insmed, Inc., or Insmed. In March 2007, we announced agreements that settled all prior litigation against Insmed. One of the key terms in the settlement agreement stipulated that Insmed will no longer provide IPLEX ™ to patients with severe Primary IGFD and other short stature indications. Following the settlement agreement with Insmed, a number of patients receiving IPLEX™ have switched to treatment with Increlex®. We expect Increlex® revenues to increase over the next several quarters; however, we do not expect net Increlex® product sales to increase at the same rate on a quarter-to-quarter basis for the remainder of 2007. As Increlex® is generally ordered by our distributors against specific prescriptions, we believe that our distributors carry minimal levels of inventory.

In the three and six months ended June 30, 2007, we recorded $0.2 million and $0.4 million, respectively, of amortized revenue in connection with our Increlex® license and collaboration agreement with Ipsen. We are amortizing the upfront payment, received in October 2006 of €10.0 million, or $12.4 million, over a period of approximately 16 years based on the expected term of the license under this agreement.

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

Cost of sales for the three and six months ended June 30, 2007 increased over the same period in 2006, as more units were sold and product revenue increased. Further, we incurred costs related to transfer our manufacturing operations to alternate manufacturing sites that totaled $0.5 million. We anticipate that these transfer activities will continue through the end of 2008 and expect the manufacturing costs to increase during this transfer period. The total remaining cost of the technology transfer to be recorded in cost of sales is estimated to be $4.2 million, which we expect to incur over the next eight quarters.

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

During the three and six months ended June 30, 2007, research and development expenses decreased as compared to the three and six months ended June 30, 2006 primarily due to a decrease in project costs and other departmental costs. The decrease in project costs was due primarily to reduced activities associated with our marketing authorization application, or MAA, in the three and six months ended June 30, 2007 as compared to the same period in 2006.

The $4.1 million in research and development expense for the three months ended June 30, 2007 was comprised primarily of personnel and related costs of $2.7 million, external project costs related to our clinical activities for Primary IGFD and severe Primary IGFD of $0.9 million and clinical activities for Somatuline® Autogel® activities in acromegaly of $0.2 million. The $9.0 million in research and development expense for the six-months ended June 30, 2007 was comprised primarily of personnel and related costs of $5.5 million, external project costs related to our clinical activities for Primary IGFD and severe Primary IGFD of $1.9 million, clinical activities for Somatuline® Autogel® activities in acromegaly of $0.5 million, Increlex® activities in support of our MAA of $0.4 million and other clinical activities associated with short stature research of $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of payroll and related costs associated with sales and marketing personnel, executive management, corporate administration, legal fees, commercial activities including cost of free drug, medical education, facility costs, insurance, information technology and accounting services.

Selling, general and administrative expenses for the quarter ended June 30, 2007 were flat as compared to the three months ended June 30, 2006 primarily due to an increase in sales and marketing costs of $0.9 million along with an increase in payroll and related costs of $0.6 million, partially offset by decreased expenses associated with litigation of $1.2 million.

Selling, general and administrative expenses decreased $0.9 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. This decrease is primarily due to a decrease in legal expenses associated with litigation of $3.1 million. This decrease was partially offset by an increase in payroll and related costs of $1.7 million along with an increase in non-employee sales and marketing costs of $1.0 million.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 was due to interest on the convertible note in the principal amount of $25.0 million and amortization of related prepaid financing costs issued in October 2006 in connection with our strategic collaboration with Ipsen. There was no interest expense for the three and six months ended June 30, 2006.

Interest and Other Income, net

Interest and other income, net for the three and six month periods ended June 30, 2007 increased as compared to the three and six month periods ended June 30, 2006 primarily due to interest income on higher average cash, cash equivalents and short-term investment balances as a result of $100.0 million in net cash proceeds in connection with our Ipsen collaboration in October 2006.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2007, we had an accumulated deficit of $273.9 million, which was primarily comprised of $230.9 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through June 30, 2007 with net cash proceeds of $66.0 million in private equity financings and $135.3 million from our public offerings of common stock and $100.0 million, net of issuance costs, from the issuance of common stock and a convertible note to Ipsen.

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

Pursuant to the licensing agreements we entered into with Ipsen (and/or affiliates thereof) in connection with the initial closing under the stock purchase and master transaction agreement, we granted to Ipsen and its affiliates exclusive rights to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa, and Ipsen granted to us exclusive rights to develop and commercialize Somatuline® Autogel® in the United States and Canada. Further, we and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Autogel® and Increlex®. In addition, we and Ipsen agreed to rights of first negotiation for our respective endocrine pipelines. Under the license and collaboration agreement with respect to Increlex®, Ipsen made an upfront cash payment to us of €9.5 million after tax withholding in October 2006, and will pay us an additional milestone of €15.0 million (or approximately $20.2 million at June 30, 2007) upon approval of the Increlex® MAA in the European Union for the targeted product label. On May 25, 2007, we announced that the CHMP of the EMEA adopted a positive opinion recommending marketing authorization for Increlex®. Based on an acceptance of the CHMP positive opinion by the European Commission, we expect a European marketing authorization in the third quarter of 2007, and because Increlex® previously received Orphan Drug Designation in the European Union, we expect to obtain ten years of marketing exclusivity for the treatment of severe Primary IGFD. Ipsen is our marketing partner for Increlex® in the European Union. If Increlex® is launched in Ipsen’s territory, Ipsen would pay royalties to us on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Increlex®.

Under the license and collaboration agreement with respect to Somatuline® Autogel®, we made an upfront payment of $25.0 million to Ipsen in October 2006, which was financed through the issuance by us of the first convertible note to Ipsen at the initial closing under the stock purchase and master transaction agreement. When Somatuline® Autogel® is approved in the United States for the targeted product label (and the second closing under the under the stock purchase and master transaction agreement is consummated), we would make a milestone payment of €30.0 million (or approximately $40.4 million at June 30, 2007) to Ipsen, which would be financed through the issuance by us of the second convertible note to Ipsen at the second closing. If the second closing is consummated, we would also issue the third convertible note to Ipsen and Ipsen would deliver $15.0 million to us, which would be used by us for working capital. Once Somatuline® Autogel® is launched in our territory, we would pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Somatuline® Autogel®.

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

Genentech Combination Product Collaboration

Effective as of July 6, 2007, we and Genentech entered into a combination product development and commercialization agreement which governs the worldwide development and commercialization of two combination products containing Genentech’s rhGH, Nutropin AQ®, and our rhIGF-1, Increlex®, for the treatment of all indications except those of the central nervous system. Initially, we will be responsible for the development and commercialization of all combination products under the combination product agreement and have agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to certain opt in rights granted to Genentech as described under “Note 9—Subsequent Events” in the notes to our condensed financial statements. Upon opting in, Genentech would become obligated to reimburse us for a portion of the development costs incurred since July 9, 2007, and thereafter we and Genentech would share future costs and all operating profits and losses and no royalties shall be owed to Genentech. Genentech would receive such profit share in lieu of its royalty payment. As described in more detail under “Note 9—Subsequent Events” in the notes to our condensed financial statements, we may receive a cash milestone payment under certain circumstances and may be entitled to royalties on net sales of certain combination products. In connection with the entering into of the combination product agreement, we issued 708,591 shares of common stock to Genentech at price per share of $5.645 pursuant to a stock purchase agreement we entered into with Genentech, resulting in gross cash proceeds of approximately $4.0 million, and we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech pursuant to the stock purchase agreement. However, there can be no assurance that we will receive all or any remaining portion of the anticipated proceeds, including the reimbursement of development costs, the cash milestone payment and additional proceeds from the sale of shares of our common stock to Genentech, nor can there be an assurance that we would achieve the anticipated benefits of our combination product agreement with Genentech. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under the stock purchase agreement at a price per share less than $4.75 and if we do issue shares to Genentech under the stock purchase agreement at a price per share less than $4.75, such issuance would trigger certain weighted-average price-based antidilution adjustments to the convertible notes and warrant we issued or that we may issue to Ipsen. In addition, although Ipsen purchased additional shares of common stock from us in exercise of certain pro rata purchase rights granted to Ipsen under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we cannot assure that Ipsen will exercise such rights if we issue additional shares of common stock to Genentech pursuant to the stock purchase agreement. Please refer to “Note 9—Subsequent Events” in the notes to our condensed financial statements for more detail on the terms of the combination product agreement and stock purchase agreement.

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

Cash Flow

	Six months ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used for):
Operating activities	$(28,034)	$(26,523)
Investing activities	13,683	(2,013)
Financing activities	216	34,494

Net change in cash and cash equivalents	$(14,135)	$5,958

Cash, cash equivalents and short-term investments totaled $98.0 million at June 30, 2007, compared to $125.6 million at December 31, 2006. Cash and cash equivalents totaled $26.2 million at June 30, 2007, compared to $40.3 million at December 31, 2006. The decrease was primarily due to cash used in operating activities of $28.0 million. The uses of cash in operations, during the first quarter of 2007 were primarily related to the manufacture of Increlex® inventories, sales, marketing and related support personnel and activities associated with severe Primary IGFD, clinical and regulatory activities related to severe Primary IGFD and Primary IGFD. The increase in cash used in operations during the quarter ended June 30, 2007 compared to the same period in 2006 of $1.5 million, was due primarily to increases in activities related to manufacturing of Increlex®, sales and marketing activities and transfer of our manufacturing operations to an alternate manufacturing sites. We expect an increase in net cash used in operations for the remainder of 2007, primarily to support the commercial activities in preparation with the Somatuline® Autogel® launch in the United States and Canada, and clinical, regulatory, new product development activities including activities for our combination products, the transfer of manufacturing operations to an alternative manufacturing sites and the manufacturing of inventories.

Net cash provided from investing activities totaled $13.7 million in the six-months ended June 30, 2007, compared to net cash used of $2.0 million in the same period in 2006. Net cash provided from investing activities represented purchases, sales and maturities of investments offset by purchases of property and equipment. Net proceeds from the sales and maturities of short-term investments were $14.0 million in the six-months ended June 30, 2007, compared to net purchases of 1.3 million for the same period in 2006. The increase of $15.3 million in net proceeds from the sales and maturities of short-term investments in the six-months ended June 30, 2007, compared to the same period in 2006, was primarily due to the timing of maturities, sales and purchases of short-term investments, as well as the increased cash in-flow from our collaboration agreement with Ipsen which provided $100.0 million in funding net of issuance costs, resulting in higher net purchases of short-term investments.

There were no financing activities for the six-months ended June 30, 2007 other than employee purchases of company stock of $216,000. Net cash provided by financing activities for the six-months ended June 30, 2006 was $34.5 million which primarily related to net proceeds received from our public offerings of common stock which totaled $34.2 million in the six-months ended June 30, 2006.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We believe that our cash, cash equivalents and short-term investments as of June 30, 2007, together with the funds that we would potentially receive from our collaboration with Ipsen will be sufficient to meet our projected operating and capital expenditure requirements through at least the middle of 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Autogel® at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore and Lonza Hopkinton including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex®;

•	Ipsen’s ability to supply Somatuline® Autogel® to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Autogel®;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued or that we may issue to Ipsen;

•	the status of competing products;

•

the rate of progress and cost of our future clinical trials and other research and development activities, including research and development activities and clinical trial costs in connection with our growth hormone/IGF-1 combination product candidates; and

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

We expect that we will require and will attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, and including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. Although we have entered into a stock purchase agreement with Genentech pursuant to which we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech, such issuances are subject to various conditions, including a Genentech opt in and the achievement of a regulatory approval milestone, and there can be no assurance that we will receive additional funds from Genentech pursuant to the stock purchase agreement. If additional funds are not available, we may be forced to curtail or cease operations.

Contractual Obligations and Commercial Commitments

During the six months ended June 30, 2007, the material changes to our contractual obligation and commercial commitment disclosures as set forth under the caption, “Contractual Obligations and Commercial Commitments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2006 were: (i) an extension to our manufacturing agreement with Lonza Baltimore, Inc., or Lonza Baltimore; (ii) the entry into a manufacturing agreement with Lonza Hopkinton, Inc., or Lonza Hopkinton, and (iii) an amendment to the operating lease for our office facility.

In May 2007, we amended our Manufacturing Agreement with Lonza Baltimore to increase our purchase obligation for certain additional quantities of bulk rhIGF-1. Under the agreement with Lonza Baltimore we have a non-cancelable obligation to pay Lonza Baltimore on a time and materials and per batch basis in connection with the commercial production of bulk rhIGF-1. We estimate that its total purchase commitment to Lonza Baltimore is approximately $17.5 million through March 31, 2008.

In May 2007, we entered into a development and commercial supply agreement or the Hopkinton Manufacturing Agreement, with Lonza Hopkinton. We have begun to transfer our manufacturing technology to Lonza Hopkinton to establish the process for rhIGF-1 fermentation and purification at Lonza Hopkinton. Pursuant to the Hopkinton Manufacturing Agreement, we have a non-cancelable obligation to pay Lonza Hopkinton a capacity reservation fee related to the technology transfer of manufacturing facilities in the amount of $5.0 million, of which we paid $1.3 million in May 2007 and the remaining $3.7 million will be paid on or before January 4, 2008. The total cost of the technology transfer of $5.0 million is being recognized straight-line over the technology transfer period which we expect to conclude in June 2008. In connection with the initiation of construction and purchasing of equipment and other site development activities, Lonza Hopkinton will bear upfront costs of $6.6 million which we would have to reimburse a portion of in the event we do not fulfill our commitment to purchase a certain number of commercial drug substance batches. Further, we have an obligation to pay Lonza Hopkinton approximately $1.2 million during 2008 for the production of bulk rhIGF-1 conformance lots, exclusive of required materials. As the Company reaches certain future milestones, it may be committed to commercial production of Increlex® on a time and materials basis and per batch basis.

We presently lease approximately 34,400 square feet of office space in Brisbane, California. In July 2007, we entered into an amendment to our amended lease agreement that provides for the expansion of the leased premises by approximately 2,700 square feet for a period coterminous with the original amended lease. The lease expires in October 2011 and includes an option to renew for five years. Please refer to “Note 8—Commitments and Contingencies” in the notes to our condensed financial statements for further discussion regarding our future operating lease commitment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended June 30, 2007, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six-months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Risks Related to Our Business

We have a limited operating history and may not be able to successfully market and sell products, generate significant revenues or attain profitability.*

We are primarily focused on developing and marketing a portfolio of endocrine products. We had an accumulated deficit of $273.9 million at June 30, 2007. We had net revenues of $3.5 million and incurred a net loss of $25.2 million during the six-months ended June 30, 2007. We may not be able to generate significant revenues from operations and may not be able to attain profitability. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex® for severe Primary IGFD and Primary IGFD and Somatuline® Autogel® for acromegaly, and as we develop growth hormone/IGF-1 combination product candidates under our combination product agreement with Genentech. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

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

If we do not receive additional regulatory marketing approvals for Increlex® in Primary IGFD and Somatuline® Autogel® for our target label, our business will be harmed. *

We are currently developing Increlex® for the treatment of Primary IGFD. The FDA has substantial discretion in the approval process and may decide that the data from our clinical trial is insufficient to allow approval of Increlex® for Primary IGFD. If we do not receive regulatory marketing approval in the United States for Primary IGFD, our business will be harmed. We will also need to file applications with regulatory authorities in foreign countries to market Increlex® for Primary IGFD. Although we have received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, in Europe for severe Primary IGFD, there is no assurance that we will receive marketing approval in Europe for either severe Primary IGFD or Primary IGFD. In addition, if we fail to obtain European marketing approval for Increlex® for the target label as defined under our license and collaboration agreement with Ipsen (or for a label which provides access to an agreed upon number of patients), we would not receive the European Medicines Agency, or EMEA, approval-related milestone payment provided for under our agreement with Ipsen. Further, even if European marketing authorization for Increlex® is obtained but the target label or access to the agreed upon patient population is not approved within three years from the date of obtaining such initial marketing authorization, we would not be owed the EMEA approval-related milestone payment provided for under our agreement with Ipsen. Further, if EMEA approvals are delayed, it would postpone our ability to receive royalties from the commercialization of Increlex® in Europe.

In addition, if the FDA does not approve Somatuline® Autogel® for the treatment of acromegaly, or the approval is significantly delayed, or we do not receive the target label that we anticipate, our ability to generate revenues would be adversely affected, and our business would be harmed. We may also elect not to, or we may be unable to develop or obtain FDA approval of Somatuline® Autogel® for indications other than acromegaly, such as neuroendocrine tumors.

We may not realize the anticipated benefits from our collaboration with Ipsen.

Somatuline® Autogel® may not receive U.S. regulatory approval in a timely manner, for the label that we anticipate, or at all. Even if Somatuline® Autogel® receives U.S. regulatory approval, the approval may not be maintained. Further, Ipsen may be unable to maintain the supply of the product. In addition, revenues from sales of Somatuline® Autogel® in the United States and Canada may not meet our expectations, including as a result of competing products or unavailable or limited reimbursement by third-party payers. Under the license and collaboration agreement with respect to Somatuline® Autogel®, Ipsen may terminate the agreement in a particular country if we fail to meet certain minimum sales and promotional requirements with respect to that country. It is also possible that Ipsen will not be successful in marketing and selling Increlex® in the licensed territories, or may be delayed in doing so, in which case we would not receive royalties on the timeframe and to the extent that we currently anticipate. We also may not be able to successfully develop additional products or improvements to, or new indications for, Somatuline® Autogel® and/or Increlex® or share the costs of such developments in a manner that is commercially feasible for us. In addition to cross-licensing agreements for Somatuline® Autogel® and Increlex®, we and Ipsen have granted to each other a right of first negotiation for products in our respective endocrine pipelines and have agreed on a framework for joint clinical development and subsequent commercialization of endocrine products on a worldwide basis. However, the development of Ipsen’s endocrine pipeline may not advance at the rate we currently expect, or at all, and in any event, we cannot assure you that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any of these endocrine pipeline products. The license and collaboration agreements would also be terminable by Ipsen under certain circumstances, including certain change of control transactions. In any such or similar events, we may not realize the anticipated benefits from our collaboration with Ipsen.

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

We may not realize the anticipated benefits from our growth hormone/IGF-1 combination product candidates or from the related agreement with Genentech.*

Our two growth hormone/IGF-1 combination product candidates may not enter clinical trials or receive U.S. or other countries’ regulatory approval, in a timely manner, for the labels that we anticipate, or at all. The FDA and other countries’ regulatory authorities have substantial discretion in the approval process. They may decide that our pre-clinical and clinical data are insufficient to warrant timely, or any, entry into Phase I, Phase II or Phase III clinical trials, and/or that the data from our Phase III clinical trials are insufficient to allow marketing approval of our growth hormone/IGF-1 combination product candidates for their target labels. If we do not receive regulatory marketing approvals for the target labels, our business will be harmed.

Even if our combination product candidates were to receive such regulatory marketing approvals, the approvals may not be maintained. In addition, revenues from worldwide sales of these two product candidates may not meet our expectations, including, as a result of competing products or unavailable or limited reimbursement by third-party payers. We also may not be able to successfully develop improvements to, or new indications for, our combination product candidates or receive financial consideration from sub-licensees in a manner that is commercially feasible for us. In connection with our agreement with Genentech for our combination product candidates, Genentech may opt into the programs and obtain a share of the financial benefit going forward. In any such or similar events, we may not realize the anticipated benefits from our combination product candidates or from the related agreement with Genentech. There can be no assurance that we will receive all or any remaining portion of the anticipated proceeds from such agreement with Genentech, nor can there be an assurance that we would achieve the anticipated benefits from such agreement with Genentech.

Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. *

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. For example, we are seeking to develop our growth hormone/IGF-1 combination product candidates for short stature, AGHD, and potentially other metabolic disorders but we may determine that such trials are prohibitively expensive and ultimately may not proceed with such trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in pre-clinical testing or in early clinical trials does not ensure that later clinical trials will be successful. If a clinical trial failed to demonstrate safety and statistically significant efficacy, we would likely abandon the development of that product, which could harm our business.

We do not know whether our planned clinical trials will begin on time, or at all, or will be completed on schedule, or at all. *

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the FDA or other regulatory authorities either do not approve an investigational new drug application, or IND, a clinical trial protocol or place a clinical trial on clinical hold;

•	patients do not enroll in clinical trials at the rate we expect or they withdraw at a greater rate than expected;

•	patients experience adverse side effects;

•	patients develop medical problems that are not related to our products or product candidates;

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

In addition, we may choose to cancel, change or delay certain planned clinical trials, or replace one or more planned clinical trials with alternative clinical trials. Our clinical trials or intended clinical trials may be subject to further change from time to time as we evaluate our research and development priorities and available resources. Our development costs will increase if we need to perform more or larger clinical trials than planned. Significant delays for our current or planned clinical trials may harm the commercial prospects for our products.

Reimbursement for our products may be slow, not available at the levels we expect, or not available at all, resulting in our expected revenues being delayed or substantially reduced. *

Market acceptance, our sales of Increlex® and Somatuline® Autogel® , and our profitability will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse the price patients pay for our products, and the timing of reimbursement decisions by these payers, will affect the commercialization of our products. If our assumptions regarding the timing of reimbursement decisions and level of reimbursement, or regarding the age, dosage or price per patient for Increlex® are incorrect, our expected revenues, including potential royalties from our collaboration with Ipsen, may be delayed or substantially reduced. Since Increlex® is approved by the FDA for severe Primary IGFD, only prescriptions for that indication may be reimbursable. Also, we cannot be sure that the formulary status that our products ultimately receive by payers will not limit the ability of patients to afford our products and therefore reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to market and sell our products and our revenues may be delayed or substantially reduced.

We believe that the annual wholesale acquisition cost of Increlex® therapy for the treatment of severe Primary IGFD for a 24 kilogram child at a 120mcg/kg twice daily dose at 100% compliance is approximately $30,940 per year. The actual cost per year per patient for Increlex® will depend on the weight of the child, the treatment dose prescribed and compliance. If our assumptions regarding the revenue per patient of Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD are incorrect, our expected revenues and the market opportunity for Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD may be substantially reduced.

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

Under the terms of our collaboration with Ipsen, we granted Ipsen the exclusive right to develop and commercialize Increlex® in all regions of the world except the United States, Japan, and Canada and for a certain period of time, certain countries of the Middle East and North Africa and Taiwan. We may also enter into additional collaborations with third parties to develop and commercialize our product candidates such as the agreement with Genentech for our growth hormone/IGF-1 combination product candidates. Dependence on collaborators for the development and commercialization of our product candidates subjects us to a number of risks, including:

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

We face significant competition from large pharmaceutical, biotechnology and other companies that could harm our business. *

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

We cannot predict the relative competitive positions of Increlex®, Somatuline® Autogel® and our growth hormone/IGF-1 combination product candidates. However, we expect that the following factors, among others, will determine our ability to compete effectively:

•	acceptance of our marketed products by physicians and patients as a safe and effective treatment;

•	reimbursement adoption;

•	product price;

•	manufacturing costs;

•	the effectiveness of our and Ipsen’s sales and marketing efforts;

•	storage requirements and ease of administration;

•	dosing regimen;

•	safety and efficacy;

•	prevalence and severity of side effects; and

•	competitive products.

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

We believe that Bristol-Meyers Squibb Company; Genentech; Merck & Co., Inc.; Novo Nordisk and Pfizer have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics, Inc. has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and is actively developing one of these compounds for use in cancer cachexia, a wasting disorder affecting some cancer patients. These products work by increasing the levels of rhIGF-1 and, if approved, could potentially compete with Increlex®.

If our growth hormone/IGF-1 combination products are approved for commercial sale, they would compete across all their approved indications with all: then existing, biosimilar and long acting, growth hormone products; growth hormone secretagogue products; IGF-1 products including Increlex® , and other products.

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

We are aware that Ambrilia Biopharma Inc., QLT Inc., Indevus Pharmaceuticals Inc. and Camurus AB are conducting research and development programs with long acting versions of octreotide for the treatment of acromegaly. Octreotide is the generic name of the active molecule in Sandostatin and Sandostatin LAR® Depot. We are also aware that Novartis is developing pasireotide and that Ipsen is developing dopastatin for the treatment of acromegaly and other hormone secreting tumors. If approved, these therapies would compete with Somatuline® Autogel® in these indications. It is possible that there are other products currently in development or that exist on the market that may compete directly with Increlex® or Somatuline® Autogel®.

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

If our contract facilities, contractors or suppliers become unavailable to us for any reason, including as a result of the failure to comply with cGMP regulations, manufacturing problems or other operational failures, such as equipment failures or unplanned facility shutdowns required to comply with cGMP, damage from any event, including fire, flood, earthquake or terrorism, business restructuring or insolvency, or if they fail to perform under our agreements with them, such as failing to deliver commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we may be delayed in manufacturing Increlex® or may be unable to maintain validation of Increlex® . This could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or, for any reason, they do not operate in compliance with cGMP or are unable or refuse to perform under our licenses and/or agreements, we will need to find alternative facilities. Further, we are responsible for the manufacture and supply of Increlex® to Ipsen (through our contract manufacturer) for Ipsen’s clinical development and commercial needs. In the event we fail to meet Ipsen’s supply obligations, Ipsen would have the right to exercise its option to manufacture Increlex® on its own or to engage a third-party manufacturer to do so. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-1 bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited, and it would take a significant amount of time and expense to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, these manufacturers’ facilities and processes, prior to our use, would likely have to undergo pre-approval and/or cGMP compliance inspections. In addition, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-1 to these new manufacturers.

Our inability to timely transfer to an alternate single-source manufacturer to fill-finish Increlex® could adversely affect our commercial supply and ability to grow revenues.

We currently source all of our Increlex® fill-finish manufacturing and portions of release testing through a single-source third-party supplier. This supplier is the only FDA-approved manufacturer currently available to us, and could only be replaced by qualification of a new site for the same operations. We have negotiated a short-term commercial agreement with this fill-finish manufacturer and during the term of this agreement, we are attempting to move our process to another fill-finish manufacturer. It will take a significant amount of time and expense to complete the transfer to, and validate an alternative manufacturer. For us to change to this commercial fill-finish manufacturer, the manufacturer’s facilities and processes, prior to our use, will need to undergo pre-approval and/or cGMP compliance inspections. In addition, we need to transfer and validate the processes and certain analytical methods necessary for the production and testing of Increlex® by this new fill-finish manufacturer. A delay in this transfer may also result in a shortage of Increlex® and a loss of revenues.

Our inability to timely transfer or to complete the transfer at all to an alternate single-source manufacturer for bulk Increlex® could significantly adversely affect our commercial supply and ability to grow revenues. *

We currently source all of our Increlex® bulk manufacturing and portions of release testing through a single-source third-party supplier, Lonza Baltimore Inc. This supplier is the only FDA-approved manufacturer currently available to us, and could only be replaced by qualification of a new manufacturing site for the same operations. We have negotiated short-term commercial agreements with Lonza, and during the term of these agreements, we are attempting to move our bulk manufacturing process from Lonza Baltimore to Lonza Hopkinton. It will take a significant amount of time and expense to complete the transfer to and validate the Lonza Hopkinton manufacturing facility. For us to change to this new bulk manufacturing site, Lonza Hopkinton’s facilities and processes, prior to our use, will need to undergo pre-approval and/or cGMP compliance inspections. In addition, we need to transfer and validate the processes and certain analytical methods necessary for the production and testing of bulk rhIGF-1 by Lonza Hopkinton. A delay in this transfer could result in a shortage of bulk Increlex® and a significant loss of revenues. If we are not able to complete this transfer, our ability to supply Increlex® will be impaired and our business will suffer irreparable harm.

If our contract manufacturers’ and/or Ipsen’s facilities and operations do not maintain satisfactory cGMP compliance, we may be unable to market and sell Increlex® and/or Somatuline® Autogel®.

The facilities used by and operations of our contract manufacturers to manufacture and test Increlex® must undergo continuing inspections by the FDA for compliance with cGMP regulations in order to maintain our Increlex® approval for the treatment of severe Primary IGFD. Similarly, the facilities used by and operations of Ipsen to manufacture Somatuline® Autogel® must undergo an inspection by the FDA for compliance with cGMP regulations before Somatuline® Autogel® can be approved. Currently, Lonza Baltimore is our sole provider of bulk rhIGF-1 and Ipsen is our sole provider of Somatuline® Autogel®. We have no alternative manufacturing facilities or plans for additional facilities at this time. We do not know if the Lonza Baltimore facilities or their operations required for the commercial manufacture of Increlex® will continue to receive satisfactory cGMP inspections, and we do not know if Ipsen’s facilities or their operations required for the commercial manufacture of Somatuline® Autogel® will receive a satisfactory cGMP inspection. In the event these facilities or operations do not receive, or continue to receive, satisfactory cGMP inspections for the manufacture of our products, or for the operation of their facilities in general, we may need to invest in significant compliance improvement programs, fund additional modifications to our manufacturing processes, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as result in a delay or prevention of commercialization, and may result in our failure to obtain or maintain approvals. In addition, Lonza Baltimore and Lonza Hopkinton, and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations and similar foreign standards. We do not have direct control over Ipsen’s or our contract manufacturers’ compliance with these regulations and standards. Any of these factors could delay or suspend clinical trials, regulatory submissions or regulatory approvals, entail higher costs and result in us being unable to effectively market and sell our products or maintain our products in the marketplace, which would adversely affect our ability to generate revenues.

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

The manufacture of Increlex® requires successful coordination between us and all of our suppliers, contractors, service-providers, and manufacturers. Coordination failures with these different elements of our supply chain, or with Ipsen’s supply of Somatuline® Autogel® to us, could require us to delay shipments and/or impair our ability to launch, distribute and supply product, including Increlex® to Ipsen. Furthermore, uncertainties in estimating future demand for new products such as Increlex® may result in manufacture of surplus inventory requiring us to record charges for any expired, unused product, or may result in inadequate manufacturing of product inventory, causing delays to shipments or no shipments at all. Additionally, our reliance on third-party manufacturing requires long lead times from order to delivery of product, and may be hampered by available capacity at those manufacturers, making our ability to supply product supplies in excess of our forecast extremely difficult. As a consequence, we may have inadequate capacity to meet unexpected demand, which could negatively affect our operating results and our ability to meet our supply obligations to Ipsen. Further, our operating results and financial performance may suffer if we experience more than anticipated manufacturing lot failures or delivery delays.

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

If other companies overcome our U.S. orphan drug marketing exclusivity for Increlex®, or for Somatuline® Autogel® if obtained, or obtain marketing authorization in Europe for the treatment of severe Primary IGFD, they will be able to compete with us, and our revenues will be diminished.

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

If we fail or are unable to protect or defend our intellectual property rights, competitors may develop competing products, and our business will suffer.*

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We have licensed intellectual property rights, including patent rights, relating to rhIGF-1, our growth hormone/IGF-1 combination product candidates, and Somatuline® Autogel® technologies from Genentech and Ipsen, respectively. However, these patents may not protect us against our competitors. Patent litigation is very expensive, and we therefore may be unable to pursue patent litigation to its conclusion because currently we do not generate meaningful revenues.

We do not have composition of matter patent coverage on the rhIGF-1 protein alone. Although we have licensed from Genentech its rights to its methods of use and manufacturing patents, it may be more difficult to establish infringement of such patents as compared to a patent directed to the rhIGF-1 protein alone. Our licensed patents may not be sufficient to prevent others from competing with us. We cannot rely solely on our patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the United States may differ substantially from that obtained in various foreign countries. In some instances, patents have issued in the United States while substantially less or no protection has been obtained in Europe or other countries. Our U.S. Patent No. 6,331,414 B1 licensed from Genentech is directed to methods for bacterial expression of rhIGF-1 and expires in 2018. We have no equivalent European patent. The European Patent Office has determined that the claims of Genentech’s corresponding European patent application are not patentable under European patent law in view of public disclosures made before the application was filed.

We do not have composition of matter patent coverage on the lanreotide molecule (the active pharmaceutical ingredient of Somatuline® Autogel®) alone. We have licensed from Ipsen its rights to formulation and method of use patents for Somatuline® Autogel® that expire between 2015 and 2019, and Ipsen intends to seek seven-year orphan drug marketing exclusivity in connection with any marketing authorization for Somatuline® Autogel® for the treatment of acromegaly in the United States. However, there can be no assurance that we have patent rights sufficient to prevent others from competing with us, nor can there be any assurance that Somatuline® Autogel® will be granted any orphan drug marketing exclusivity to block a competitor from marketing the same drug for the treatment of acromegaly.

We do not have composition of matter patent coverage on either the growth hormone or the IGF-1 component of our growth hormone/IGF-1 combination product candidates. Our U.S. Patent No. 5,374,620 and our equivalent European Patent No. 0 536 226 B1, both of which are licensed from Genentech, are composition of matter patents covering combinations of growth hormone and IGF-1 and expire in 2009 and 2011, respectively. Therefore, it is likely that these patents will expire before we are able to launch any growth hormone/IGF-1 combination product in the U.S. or in European markets. We have also licensed from Genentech certain method of use patents for our growth hormone/IGF-1 combination product candidates that expire between 2009 and 2014. Our U.S. Patent No. 6,331,414 B1 licensed from Genentech will provide protection in the United States for our process of manufacturing IGF-1 for our growth hormone/IGF-1 combination product candidates until it expires in 2018. We have no equivalent patent protection for our process of manufacturing IGF-1 in Europe.

If we attempt to enforce against a competitor the patent rights we have licensed from Ipsen or the patent rights we have licensed from Genentech, and if such patents are challenged in court by defenses the competitor may raise, such as invalidity, unenforceability or possession of a valid license, we may fail to stop the competitor and we may lose the ability to assert the affected patents against other competitors as well. If we assert the patents we licensed from Ipsen or the patents we licensed from Genentech in an infringement proceeding against a competitor, and if the court were to find in favor of any defense of invalidity or unenforceability raised by the competitor against the asserted patents, we would be unable to use the affected patents to exclude others from competing with Somatuline® Autogel® or Increlex®. In addition, the type and extent of patent claims that will be issued to us in the future are uncertain. Any patents that are issued may not contain claims that will permit us to stop competitors from using technology similar to our Increlex®, or any growth hormone/IGF-1 combination product or Somatuline® Autogel® technologies.

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

Based on its significant ownership position through certain protective provisions, Ipsen has the ability to significantly influence the outcome of certain actions by our Board of Directors and those requiring the approval of our stockholders. Our other stockholders may be unable to prevent actions taken by Ipsen. Together with the 12,527,245 shares of our common stock that we issued in connection with the initial closing of our collaboration with Ipsen, and held at June 30, 2007, the conversion of the convertible notes that we issued or that we may issue to Ipsen and the exercise of the warrant that we issued to Ipsen would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis, with the opportunity to increase its ownership position to 60% or greater through market purchases upon the expiration of a one-year standstill period. Ipsen was also granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. In addition, under the terms of our affiliation agreement with Ipsen, so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen would be entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Our affiliation agreement with Ipsen also provides that in the event Ipsen holds at least 60% of the outstanding shares of our common stock, Ipsen is entitled to nominate an unlimited number of directors to our Board of Directors. For so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is also entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting in 2008. Our certificate of incorporation was also amended in connection with our collaboration with Ipsen to waive the corporate opportunity provisions under Delaware law and the corporate opportunity doctrine with respect to opportunities of which Ipsen and Ipsen’s designees to our Board of Directors may become aware as a result of their affiliation with us. Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our common stock shall be deemed to have consented to these provisions of our certificate of incorporation. This deemed consent might restrict the ability to challenge transactions carried out in compliance with these provisions. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen. Currently, two of our directors, Jean-Luc Bélingard and Christophe Jean, also serve as the Chief Executive Officer and Chief Operating Officer, respectively, of Ipsen.

If we lose our licenses from Genentech or Ipsen, we may be unable to continue our business.

We have licensed intellectual property rights and technology from Genentech and from Ipsen. Under our license and collaboration agreements with Genentech and Ipsen, each of Genentech and Ipsen have the right to terminate our licenses if we are in material breach of our obligations under our agreements with them and fail to cure that breach. Under the terms of the agreements, we are obligated, among other things, to use reasonable business efforts to meet specified milestones. If any of these agreements are terminated, then we would lose our rights to utilize the technology and intellectual property covered by that agreement to develop, manufacture, market and sell Increlex® for any indication; to develop, market and sell Somatuline® Autogel®; and to develop, manufacture, market and sell our growth hormone/IGF-1 combination product candidates. This may prevent us from continuing our business.

We are subject to Genentech’s option rights with respect to the commercialization of Increlex® for all diabetes and non-orphan indications in the United States; Ipsen’s right of first negotiation to develop and commercialize other endocrine products subsequently acquired or owned by us; and Genentech’s option rights with respect to our growth hormone/IGF-1 combination product candidates.*

Under our U.S. license and collaboration agreement with Genentech for Increlex®, Genentech has the option to elect to jointly commercialize rhIGF-1 for all diabetes and non-orphan indications in the United States. Orphan indications are designated by the FDA under the Orphan Drug Act, and are generally rare diseases or conditions that affect fewer than 200,000 individuals in the United States. With respect to those non-orphan and diabetes indications in the United States, once Genentech has exercised its option to jointly develop and commercialize, Genentech has the final decision on disputes relating to the development and commercialization of such indications. Our ability to sublicense the development and commercialization of such products requires the consent of Genentech. Further, if we do not initiate development of IGF-1 for the treatment of diabetes before Genentech elects to initiate such development, subject to terms to be agreed upon, Genentech may develop IGF-1 for the treatment of diabetes. Further, if we were to agree, Genentech would have the right to substitute a new indication for diabetes.

Under our license and collaboration agreement with Ipsen with respect to Increlex®, Ipsen has a right of first negotiation to develop and commercialize, in Ipsen’s territory, other products subsequently acquired or owned by us in the field of endocrinology. Accordingly, we may not receive a reasonable return on our investment if we develop new endocrinology products. In its territory, Ipsen also has the exclusive right to sublicense our growth hormone/IGF-1 combination product candidates. Accordingly, we have limited ability to sublicense these candidates to other parties.

Under our development and commercialization agreement with Genentech with respect to our growth hormone/IGF-1 combination product candidates, Genentech has a right to opt into our development and commercialization for short stature indications, AGHD and certain other indications. If Genentech opts in, it would still have the right to subsequently elect to opt out of such development and commercialization of such combination product candidates and products, but only for all indications.

Following an opt in by Genentech, Genentech would control the joint development and commercialization of the combination product candidates and products for certain other indications and could assume control of the joint development and/or commercialization of products for the treatment of AGHD and short stature. Because of Genentech’s ability to control the timing and extent of such joint development and commercialization activities and our obligation to co-fund such activities, Genentech may induce us to bear an excessive financial burden in support of or to opt out of the joint development and commercialization of our combination product candidates and/or products for AGHD and certain other indications. In addition, our ability to sublicense the development and commercialization of our growth hormone/IGF-1 combination product candidates requires the consent of Genentech.

Accordingly, because of these various option, limits on sublicensing, and right of first negotiation rights, we may not receive a reasonable return on our investment for developing and/or commercializing Increlex or our growth hormone/IGF-1 combination product candidates.

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

If we fail to identify and in-license other patent rights, products or product candidates, we may be unable to grow our revenues. *

We do not conduct any discovery research. Our strategy is to in-license products or product candidates and further develop them for commercialization. The market for acquiring and in-licensing patent rights, products and product candidates is intensely competitive. If we are not successful in identifying and in-licensing other patent rights, products or product candidates, we may be unable to grow our revenues with sales from additional products. Further, under the terms of our collaboration with Ipsen, Ipsen has certain approval rights with respect to our entering into material contracts or transactions, making capital expenditures or acquiring certain assets. Accordingly, Ipsen may prevent us from in-licensing products or product candidates. In addition, under the terms of our collaboration, Ipsen has a right of first negotiation to develop and commercialize, in Ipsen’s territory, products subsequently acquired or owned by us in the field of endocrinology. Under our combination product agreement with Genentech, Genentech has certain opt-in rights with respect to our development and commercialization of combination products and, with respect to certain combination products, to become the lead party for the planning, development and/or commercialization of such combination products.

In addition, we may need additional intellectual property from other third parties to market and sell our products. We cannot be certain that we will be able to obtain a license to any third-party technology we may require to conduct our business.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan.*

We believe that our cash, cash equivalents and short-term investments as of June 30, 2007, together with the funds that we would potentially receive from our collaboration with Ipsen, will be sufficient to meet our projected operating and capital expenditure requirements through at least the middle of 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Autogel® at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore and Lonza Hopkinton, including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex®;

•	Ipsen’s ability to supply Somatuline® Autogel® to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Autogel®;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued or that we may issue to Ipsen;

•	the status of competing products;

•

the rate of progress and cost of our future clinical trials and other research and development activities, including research and development activities and clinical trial costs in connection with our combination product agreement with Genentech; and

•	the pace of expansion of administrative and legal expenses.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. If additional funds are not available, we may be forced to curtail or cease operations. Although we have entered into a stock purchase agreement with Genentech pursuant to which we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech, such issuances are subject to various conditions, including a Genentech opt in and the achievement of a regulatory approval milestone, and there can be no assurance that we will receive additional funds from Genentech pursuant to the stock purchase agreement. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under the stock purchase agreement with Genentech at a price per share less than $4.75, which we may not be able to obtain. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.*

Our ability to implement our business plan requires an effective planning and management process. As of June 30, 2007, we had 114 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We believe that our anticipated future growth may strain our management, systems and resources. To manage the anticipated growth of our operations, we may need to increase management resources and implement additional financial and management controls, reporting systems and procedures. If we are unable to manage our growth, we may be unable to execute our business strategy.

If product liability lawsuits are brought against us, we may incur substantial liabilities. *

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

There may also be other adverse events associated with the use of Increlex® or Somatuline® Autogel®, and adverse events may arise that are related to our growth hormone/IGF-1 combination product candidates, which may result in product liability suits being brought against us. While we have licensed the rights to develop, market and sell Increlex®, Somatuline® Autogel® and our growth hormone/IGF-1 combination product candidates in certain indications, we are not indemnified by any third party, including our contract manufacturers, for any liabilities arising out of our development or use of any of these products or product candidates.

Whether or not we are ultimately successful in defending product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity or reduced acceptance of our products in the market, or product candidates in development, all of which would impair our business. We have obtained clinical trial insurance and product liability insurance; however, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses.

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

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.*

As of June 30, 2007, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 74.8% of our common stock. Our greater than five percent beneficial owners include Ipsen and its affiliates, which beneficially owned 35.7% (not including shares subject to limited voting agreements with certain of our stockholders); entities affiliated with MPM BioVentures III LLC, which beneficially owned 13.8%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 6.1%; MedImmune, Inc., which beneficially owned 6.0%; and entities affiliated with Rho Capital Partners, which beneficially owned 6.0%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

The trading price of our common stock has fluctuated significantly since our initial public offering in March 2004, and is likely to remain volatile in the future. The trading price of our common stock could be subject to wide fluctuations in response to many events or factors, including the following:

•

announcements by us, Ipsen, Genentech, our suppliers and key third-party vendors, or our competitors of regulatory developments, product development agreements, clinical trial results, clinical trial enrollment, regulatory filings, new products and product launches, significant acquisitions, strategic partnerships or joint ventures;

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

As of June 30, 2007, we had 50,213,508 outstanding shares of common stock. Of these shares, the 18,975,000 shares sold in our public offerings were freely tradable without restriction or further registration unless purchased by our affiliates. Of the remaining 31,238,508 shares outstanding as of June 30, 2007, substantially all of these shares, other than the 12,527,245 shares we issued to an affiliate of Ipsen, were eligible for sale in the public market (subject to certain restrictions on sales by affiliates and vesting in the case of early exercised options). The 12,527,245 shares we issued to an affiliate of Ipsen will become eligible for sale in the public market under Rule 144 in October 2007, subject to compliance with the volume, manner of sale and other limitations under Rule 144. As of June 30, 2007, we had 5,404,960 shares subject to outstanding options granted under our equity compensation plans. In addition, as of June 30, 2007, 8,405,524 shares were issuable upon the exercise of the warrant and conversion of convertible note we issued to Ipsen in connection with the initial closing of our collaboration. Further, the terms of the warrant we issued to Ipsen provide that the number of shares of our common stock subject to the warrant may increase in the event of certain issuances of equity securities by us that dilute Ipsen’s percentage ownership interest in us. Moreover, the initial exercise price of the warrant, and the conversion price of convertible notes we issued or that we may issue to Ipsen, are subject to certain weighted-average price-based antidilution adjustments. These terms of the warrant and convertible notes may entitle Ipsen to acquire a greater number of shares of our common stock than we currently anticipate.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 24, 2007, our 2007 Annual Meeting of Stockholders was held at our corporate offices located at 2000 Sierra Point Parkway, Brisbane, California. During this meeting, our stockholders voted on the following three proposals:

(a) Proposal to elect three directors to hold office until the 2010 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
John A. Scarlett, M.D.	42,683,568	151,225
Karin Eastham	42,687,513	147,280
Christophe Jean	42,683,468	151,325

Our Class I directors, Jean-Luc Bélingard, Ross G. Clark, Ph.D. and David L. Mahoney, will each continue to serve on our Board of Directors until our 2008 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class II directors, Alexander Barkas, Ph.D., Dennis Henner, Ph.D. and Mark Leschly, will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

(b) Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Votes Against	Abstain
42,801,138	24,755	8,900

(c) Proposal to approve the amendments to our amended and restated certificate of incorporation and our amended and restated bylaws to eliminate our classified board of directors and certain other anti-takeover protections:

For	Votes Against	Abstain
42,668,045	154,999	11,749

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws, as amended(2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

4.1	Form of Specimen Stock Certificate(4)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(5)

4.4	Warrant issued to Ipsen, S.A., dated October 13, 2006(4)

4.5	First Senior Convertible Promissory Note issued to Ipsen, S.A., dated October 13, 2006(4)

4.6A	Rights Agreement, dated as of October 13, 2006, between the Registrant and Computershare Trust Company, N.A., as Rights Agent(4)

4.6B	Form of Right Certificate(4)

Exhibit Number	Description
10.6H	Second Amendment to Lease Agreement dated January 4, 2007 between 2000 Sierra Point Parkway LLC and the Registrant.

10.6I	Third Amendment to Lease Agreement dated July 6, 2007 between 2000 Sierra Point Parkway LLC and the Registrant.

10.7E	Combination Product Development and Commercialization Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant. †

10.7F	Letter Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant.

10.7G	Common Stock Purchase Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant.

10.8C	Addendum to Manufacturing Services Agreement, effective as of May 11, 2007, between the Registrant and Lonza Baltimore, Inc. (as successor in interest to Cambrex Bio Science Baltimore, Inc.) †

10.8D	Agreement, dated as of May 14, 2007, between the Registrant and Lonza Hopkinton, Inc. †

10.9Z	Amendment to Employment Letter for Richard A. King, dated August 1, 2007.

10.10	Second Amended and Restated Investors’ Rights Agreement, dated July 30, 2007.

10.14E	Common Stock Purchase Agreement, dated as of July 9, 2007, between the Registrant, Suraypharm and Ipsen, S.A.

10.14F	Amendment No. 1 to Registration Rights Agreement, dated as of July 30, 2007, between the Registrant, Suraypharm and Ipsen, S.A.

15.1	Letter regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 25, 2007.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on October 18, 2006.
(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 3, 2006.
(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2007

TERCICA, INC.
(Registrant)

/s/ Ajay Bansal
Ajay Bansal Chief Financial Officer
(Authorized Officer and Principal Financial Officer)