Form 10-K
period 2007-12-31
TERCICA INC
filed 2008-02-29
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 000-50461

TERCICA, INC.

(Exact name of Registrant as specified in its charter)

Delaware	26-0042539
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2000 Sierra Point Parkway, Suite 400

Brisbane, CA 94005

(650) 624-4900

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐           Accelerated filer  ☒          Non-accelerated filer  ☐          Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, $0.001 par value, held by non-affiliates of the registrant as of June 29, 2007 was $139,860,651 (based upon the closing sales price of such stock as reported on the Nasdaq Global Market on such date). Excludes an aggregate of 22,789,851 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant has assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 22, 2008, there were 51,583,550 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

1

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

We are a biopharmaceutical company developing and marketing a portfolio of endocrine products. We currently have the following products and product candidates in our commercialization and development portfolio:

•	Increlex®, which is approved for marketing in both the United States and the European Union;

•	Somatuline® Depot, which is approved for marketing in both the United States and Canada; and

•

Two product candidates containing different combinations of Genentech Inc.’s recombinant human growth hormone, or rhGH (Nutropin AQ®), and recombinant human insulin-like growth factor-1, or rhIGF-1 (Increlex®). One product candidate is for the treatment of short stature associated with low insulin-like growth factor-1, or IGF-1, levels and the other product candidate is for the treatment of adult growth hormone deficiency, or AGHD. In January 2008, we initiated dosing of patients with Nutropin AQ® and Increlex® in a Phase II study for the treatment of short stature associated with low IGF-1 levels.

Increlex® .    We market Increlex® as a long-term replacement therapy for the treatment of short stature in children with severe primary insulin-like growth factor-1 deficiency, or severe Primary IGFD, and for children with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We obtained approval for the long-term treatment of severe Primary IGFD from the U.S. Food and Drug Administration, or FDA, in August 2005, and we launched Increlex® in the United States in January 2006. The FDA has granted Increlex® orphan drug exclusivity in the United States, providing seven years of marketing exclusivity for the approved indication. During the year ended December 31, 2007, net product sales of Increlex® were $9.6 million. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment of short stature in children with Primary IGFD, a less severe and more prevalent form of insulin-like growth factor-1 deficiency, or IGFD. Patient enrollment for this trial was completed in July 2007 and we expect to present data from this trial at a medical conference in the fourth quarter of 2008.

In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. The European Medicines Agency, or EMEA, granted Increlex® orphan drug exclusivity for the treatment of severe Primary IGFD, providing a ten-year period of marketing exclusivity for the approved indication. Pursuant to our

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

worldwide strategic collaboration with Ipsen, S.A., or Ipsen, that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and, for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications. In 2007, Ipsen launched Increlex® in Austria, Germany, Great Britain, Greece, Hungary, Spain and the Czech Republic and expects to launch Increlex® in additional European countries during 2008.

Somatuline® Depot.    Pursuant to our worldwide strategic collaboration with Ipsen, we have the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Depot in the United States and in Canada for all indications other than opthalmic indications. In territories outside the United States including Canada, the product is known as Somatuline® Autogel®. On August 30, 2007, Ipsen received notice of approval from the FDA for marketing Somatuline® Depot in the United States for the long-term treatment of acromegaly in patients who have had an inadequate response to surgery and/or radiotherapy, or for whom surgery and/or radiotherapy is not an option. Acromegaly is a hormonal disorder that results when a tumor in the pituitary gland produces excess growth hormone, resulting in overproduction IGF-1. The FDA has also granted Somatuline® Depot orphan drug exclusivity for the treatment of acromegaly, providing a seven-year period of marketing exclusivity. We launched Somatuline® Depot in November 2007 in the United States. In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the same indication. Somatuline® Autogel® has received provincial formulary listings for reimbursement approval in the provinces of Quebec, Nova Scotia, New Brunswick, Saskatchewan, and for Alberta Blue Cross, and we are awaiting reimbursement approval in the province of Ontario. At present, we have contracted sales and marketing operations in Canada to a third party.

Somatuline® Depot is an injectable sustained-release formulation containing lanreotide, a somatostatin analogue. Through its inhibitory effects, Somatuline® Depot lowers growth hormone and IGF-1 levels, thus controlling disease progression and relieving the symptoms associated with active disease. The Somatuline® Depot formulation contains no excipient other than water and is generally injected every four weeks. Somatuline® Depot is contained in a pre-filled syringe, and can be administered as a deep subcutaneous injection. In contrast, Sandostatin LAR® Depot, the only currently available, long-acting somatostatin analogue, which is marketed by Novartis AG, must be reconstituted from a powdered form and drawn up into a syringe, and must be given as a deep intramuscular injection, also every four weeks. Like Sandostatin LAR® Depot, Somatuline® Depot is used in patients with acromegaly primarily when circulating levels of growth hormone remain high despite surgery or radiotherapy.

Growth hormone/IGF-1 Combination Product Candidates.    In July 2007, we entered into a Combination Product Development and Commercialization Agreement with Genentech that governs the development, manufacture and worldwide commercialization of two product candidates containing Nutropin AQ®, Genentech’s rhGH, and Increlex® for the treatment of all indications except those of the central nervous system. Nutropin AQ® and Increlex® were originally designed and formulated so that the products could be combined and potentially given as a single, daily injection. We are currently developing the co-mixable combination product configuration based on the specific clinical requirements for use in adult growth hormone deficiency, or AGHD, and short-stature. We believe that treatment with a combination of both Nutropin AQ® and Increlex® may be superior to monotherapy of either component alone, particularly for certain patients with short stature associated with low IGF-1 levels, AGHD and potentially other metabolic disorders. In January 2008, we began dosing the first patients in a Phase II clinical study evaluating the combination of the Nutropin AQ® and Increlex® for the treatment of short stature associated with low IGF-1 levels. The primary objective of this trial is to assess the efficacy, measured as first-year height velocity, and safety of three different combination regimens of Nutropin AQ® and Increlex® compared to Nutropin AQ® alone in the treatment of short stature associated with low IGF-1 levels . The initial patients enrolled in this trial will receive separate injections of each of Nutropin AQ® and Increlex®, but the goal of the study is to provide a majority of patients enrolled in the trial with a co-mixture of Nutropin AQ® and Increlex® administered as a single injection.

Scientific Background—Short Stature

We believe that approximately one million children in each of the United States and Europe have short stature. Short stature is caused by a deficiency of IGF-1 or growth hormone, or other abnormalities such as genetic defects not associated with a deficiency of either hormone. Physicians use a height standard deviation score, or height SDS, to indicate how many standard deviations a person’s height is from the average height of the normal population of a similar age and gender. The American Academy of Pediatrics and the American Academy of Clinical Endocrinology define short stature as a height that is more than two standard deviations below the average population height. Children with short stature are shorter than approximately 97.7% of children of a similar age and gender, and if their deficit in growth continues unchanged, they will attain a final height of no more than approximately 5’4” for boys and 4’11” for girls. Similarly, in evaluating IGF-1 deficiency, physicians can use an IGF-1 standard deviation score, or IGF-1 SDS, to indicate how many standard deviations a person’s IGF-1 level is from the average level of the population of a similar age and gender.

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

We believe that approximately 6,000 children in the United States suffer from severe Primary IGFD, and an additional 24,000 children suffer from Primary IGFD. We believe that the number of children in Europe suffering from severe Primary IGFD and Primary IGFD is approximately the same as in the United States.

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

The cellular production of IGF-1 is regulated by growth hormone. Growth hormone deficiency leads to inadequate IGF-1 production, which results in short stature in children. Growth hormone replacement therapy, which increases IGF-1 levels, can often be used to successfully treat children suffering from growth hormone deficiency. However, we believe many individuals with short stature, despite normal growth hormone secretion, are IGF-1 deficient, because their cells do not respond normally to growth hormone. These children are IGF-1 deficient usually because of abnormalities in either their growth hormone receptors or in their growth hormone signaling pathways. These abnormalities make them unable to produce sufficient levels of IGF-1. These individuals have Primary IGFD, which is characterized clinically by short stature, IGF-1 deficiency, and growth hormone sufficiency. Individuals with Primary IGFD are candidates for rhIGF-1 replacement therapy.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

The following diagram illustrates IGF-1 deficiency and the role of IGF-1 in growth.

Increlex® and Severe Primary IGFD.    Increlex® is identical to naturally occurring human IGF-1 and we believe it performs the same functions in the body. The product label for Increlex® defines severe Primary IGFD to mean a child who has a height SDS and IGF-1 SDS of minus three or less and normal growth hormone levels. These children do not respond to or respond poorly to growth hormone therapy. If their deficit in growth continues unchanged, children with severe Primary IGFD who are untreated will typically attain a final height of no more than approximately 5’1” for boys and 4’9 ” for girls. Increlex® therapy supplies these children with the IGF-1 that their bodies are not producing enough of.

In our Phase III clinical trials of severe Primary IGFD, the data of which we submitted to the FDA in our New Drug Application, or NDA, some patients experienced hypoglycemia, or low blood glucose levels. Other side effects noted in some patients include hearing deficits, enlargement of the tonsils and intracranial hypertension. Of the children who have completed at least one year of rhIGF-1 replacement therapy, which is the generally accepted length of time required to adequately measure growth responses to drug therapy, a statistically significant increase in average growth rate from 2.8 cm per year prior to treatment to 8.0 cm per year after the first year of rhIGF-1 treatment was demonstrated (p<0.0001). A p-value of less than 0.0001 means that the probability that this result occurred by chance was less than 1 in 10,000. A probability of 5 in 100 or less, or p<0.05, is considered to be statistically significant. Compared to pre-treatment growth rates, statistically significant increases were also observed during each of the next five years of rhIGF-1 treatment (p<0.005). We believe these increases in growth rates were clinically meaningful and comparable to those observed in clinical trials of other approved growth hormone treatments. Statistically significant increases in height SDS compared to baseline were also observed for each of the first eight years of rhIGF-1 treatment (p<0.001).

Increlex® and Primary IGFD.    Although our first indication is for severe Primary IGFD, we are evaluating the use of Increlex® for the treatment of short stature in children with Primary IGFD, a less severe and more prevalent form of IGFD. Children with Primary IGFD suffer from the same hormonal deficiency as those with severe Primary IGFD. If their deficit in growth continues unchanged, children with Primary IGFD who are untreated will typically attain a final height of no more than approximately 5’4” for boys and 4’11” for girls.

We completed enrollment of our Phase IIIb clinical trial in Primary IGFD in July 2007, which is intended to serve as the basis for a supplemental NDA filing for this indication. The principal purpose of this clinical trial is to ensure safety in the broader population and to evaluate the safety and efficacy of various doses of Increlex® for patients with Primary IGFD using twice-daily injections. In May 2007, we also completed enrollment in another clinical trial to investigate once-daily dosing of Increlex® in Primary IGFD.

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

Acromegaly is a condition characterized by enlarged facial features, hands and feet, that results from excessive production of growth hormone by a tumor affecting the pituitary gland in the brain. Lanreotide, the active ingredient in Somatuline® Depot, decreases the production of the growth hormone and treats the symptoms of acromegaly without curing the tumor. It can be used as first line medical treatment when the levels of growth hormone and IGF-1 remain elevated following surgery or radiotherapy to treat the pituitary tumor.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Treatment options for acromegaly include surgical removal of the tumor, drug therapy and radiation therapy of the pituitary gland. Depending on each individual case, a combination of these treatment options may be needed to manage the effects of acromegaly. For example, although surgery can be an effective treatment approach, in many cases, hormone levels may improve yet still not return to normal; these patients would then need additional treatment, most commonly with drug therapy. Most patients who receive pharmacological intervention to treat their acromegaly tend to remain on drug therapy for the rest of their lives.

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

Somatuline® Depot and acromegaly.    Somatuline® Depot injection contains the active ingredient lanreotide. Lanreotide belongs to a class of products called somatostatin analogues that operate similarly to a naturally occurring hormone in the body called somatostatin. Somatostatin is produced in various parts of the body, including the brain, gut and pancreas. It prevents the release of several hormones found in the body, such as growth hormone, serotonin, insulin and vasoactive intestinal peptide.

Somatuline® Depot has marketing authorizations in over 50 countries for the treatment of acromegaly and neuroendocrine tumors. In 2007, Somatuline® and Somatuline® Depot generated worldwide sales outside of the United States and Canada of €103.6 million (approximately $152 million), up 12.4% in local currency versus 2006.

In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the treatment of acromegaly. In August 2007, Ipsen received notice of approval from the FDA for marketing Somatuline® Depot in the United States for the long-term treatment of acromegaly in patients who have had an inadequate response to surgery and/or radiotherapy, or for whom surgery and/or radiotherapy is not an option. The FDA has also granted Somatuline® Depot orphan drug exclusivity for the treatment of acromegaly, providing a seven-year period of marketing exclusivity. In May 2007, we initiated an open-label clinical study, which we refer to as SALSA, to assess self or partner administration with Somatuline® Depot in patients with acromegaly. We expect that the study will enroll approximately 60 patients in 15 centers in the United States.

Scientific Background—Adult Growth Hormone Deficiency (AGHD)

Growth hormone plays an important role in various metabolic functions in adults and low levels of growth hormone in adults are frequently associated with metabolic disorders including lipid abnormalities, decreased bone density, body composition (increase in fat and decreased muscle mass), decreased cardiac performance and insulin resistance. These disorders typically become increasingly apparent after a prolonged period of growth hormone deficiency, as occurs in adults with AGHD. Patients with AGHD are therefore typically treated with growth hormone replacement therapy. AGHD is an FDA approved indication for several growth hormone products on the market today.

Potential of GH/IGF-1 combination product candidate for AGHD.    As part of our Combination Products Agreement with Genentech, one combination product candidate containing Nutropin AQ® and Increlex® will be studied in the AGHD population. Patients with AGHD typically have metabolic disorders including abnormalities in body composition. Preclinical studies have suggested that co-administration of rhGH and rhIGF-1 result in synergistic effects on body composition by decreasing body fat and increasing lean muscle mass. In addition, we also believe that when Nutropin AQ® and Increlex® are delivered together as a combination product, some of the negative effects of each individual component could potentially be mitigated by the positive effects of the other, especially their effects on insulin resistance. Upon review of the clinical data in AGHD, we and Genentech will evaluate the potential of this combination product candidate in treating other adult metabolic disorders.

Strategy

Our goal is to capitalize on the opportunities presented by Increlex® and Somatuline® Depot and to develop and commercialize additional new products for the treatment of metabolic disorders. Key elements of our strategy for achieving our goal include:

Grow Increlex® usage in severe Primary IGFD.    We believe that for the approximately 6,000 children in the United States who suffer from severe Primary IGFD, Increlex® provides a favorable efficacy and safety profile. Through our sales and marketing efforts, we make pediatric endocrinologists aware of the risks and benefits of Increlex® therapy, including conducting medical education programs, medical symposia, and regional speaker programs aimed at increasing physician awareness of Increlex® and severe Primary IGFD. We have also established a patient registry to provide additional data on the safety and efficacy of Increlex®. In addition, we seek to increase formulary acceptance of Increlex® so it can be reimbursed in a timely manner following the writing of a prescription.

Expand the Increlex® indication to include Primary IGFD.    We are seeking to maximize the opportunities presented by Increlex® for the treatment of short stature by attempting to expand the use of Increlex® to encompass children with Primary IGFD in the United States. If the data from our Phase IIIb clinical trial evaluating twice-daily dosing of Increlex® in children with Primary IGFD are positive, we intend to submit a supplemental NDA to expand the use of Increlex® to encompass children with Primary IGFD in the United States. If approved for Primary IGFD in the United States, the market for Increlex® would expand from the approximately 6,000 children with severe Primary IGFD to encompass the approximately 30,000 children with Primary IGFD, including severe Primary IGFD.

Successfully Commercialize Somatuline® Depot in Canada and the United States.    We launched Somatuline® Depot in November 2007 in the United States for the treatment of acromegaly. There are approximately 1,000 adult endocrinologists who specialize in pituitary disorders in the United States that prescribe approximately 90% of the prescriptions for acromegaly. We plan to conduct medical education programs, medical symposia, and regional speaker programs aimed at establishing awareness of Somatuline® Depot and its role in treating patients with acromegaly in the physician community. In July 2006, Somatuline® Autogel® was also approved for marketing by Health Canada for the same indication. The product received provincial formulary listings for reimbursement approval in the provinces of Quebec, Nova Scotia, New Brunswick, Saskatchewan, and for Alberta Blue Cross, and we are awaiting reimbursement approval in the province of Ontario. At present, we have contracted sales and marketing operations in Canada to a third party.

Broaden our endocrinology development portfolio.    We intend to pursue the development and commercialization of additional products for the treatment of short stature, acromegaly and other metabolic disorders. We are seeking to in-license products that may benefit from our expertise in the field of endocrinology. In addition, as part of our strategic collaboration with Ipsen, we have granted to each other a right of first negotiation with respect to the development and commercialization of products in our respective endocrine pipelines. Ipsen has several endocrinology compounds in early stage development including BIM 23A760 (Dopastatin). BIM 23A760 (Dopastatin), a chimeric molecule directed towards somatostatin and

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

dopamine receptors, is targeted at the possible treatment of pituitary adenomas, including those causing acromegaly, Cushing’s disease and hyperprolactinemia as well as non-functional pituitary adenomas. The product entered Phase I clinical trials in 2007.

Key Relationships—Genentech

rhIGF-1.    We entered into a U.S. License and Collaboration Agreement with Genentech in April 2002, which was amended in July and November 2003 and in July 2007. In addition, we entered into an International License and Collaboration Agreement with Genentech in July 2003, which expands certain of the rights granted to us under the U.S. License and Collaboration Agreement to the remaining territories of the world outside of the United States. Under these agreements, we have certain rights and licenses to Genentech’s intellectual property to research, develop, use, manufacture and market rhIGF-1, alone or in combination with IGF binding protein-3, which we refer to in this document as IGFBP-3, for a broad range of indications. The rights are exclusive with respect to our development and sale of rhIGF-1 and non-exclusive with respect to our manufacture of rhIGF-1. Indications not covered by our licenses from Genentech include diseases and conditions of the central nervous system. In addition, we would be obligated to enter into a written agreement with another company if we desire to commercialize rhIGF-1 for diabetes outside of the United States.

Under both the U.S. License and Collaboration Agreement and the International License and Collaboration Agreement, Genentech agreed to transfer to us its pre-clinical and clinical data related to rhIGF-1. This includes data resulting from extensive animal testing as well as Phase I, Phase II and Phase III clinical trials with respect to rhIGF-1. In addition, under these agreements Genentech agreed to transfer its manufacturing technology and know-how to us. In consideration of this transfer, we paid Genentech $1.0 million in cash and approximately $4.1 million in Series A preferred stock upon execution of the U.S. License and Collaboration Agreement. We paid Genentech $1.7 million upon execution of the International License and Collaboration Agreement and $1.4 million related to the license to Genentech’s rights to IGF-1 combined with IGFBP-3. In connection with the approval of our Increlex® NDA in August 2005, we paid Genentech a $1.0 million milestone payment related to the U.S. License and Collaboration Agreement. We also agreed to pay to Genentech royalties on the sales of rhIGF-1 products and certain one-time payments upon the occurrence of specified milestone events, such as attaining rhIGF-1 indication approvals and aggregate sales levels with respect to rhIGF-1. We are subject to the following milestone payments to Genentech as of December 31, 2007:

•

In addition to the amounts already paid to Genentech, if we achieve all of the additional milestones related to reaching cumulative sales targets for rhIGF-1 and approval of rhIGF-1 in additional indications under the U.S. License and Collaboration Agreement and the International License and Collaboration Agreement, we will owe Genentech up to an aggregate of approximately $32.5 million; and

•

If we develop rhIGF-1 in combination with IGFBP-3, we would be subject to these same milestone events and, upon achievement of all of the milestones, would owe Genentech up to an additional aggregate of approximately $32.5 million.

Accordingly, we would owe Genentech up to an aggregate of approximately $65.5 million in milestone payments if we achieved all of these milestone events for both rhIGF-1 and for rhIGF-1 in combination with IGFBP-3. Both agreements require us to fulfill certain obligations to maintain our licenses.

Under the U.S. License and Collaboration Agreement, Genentech has exclusively licensed to us its right to develop and commercialize rhIGF-1 products in the United States for all indications other than diseases and conditions of the central nervous system. Genentech has a right, the Opt-In Right, to elect, within a limited period of time following an NDA-enabling clinical trial, to participate jointly with us in the development and commercialization of rhIGF-1 products we develop for diabetes indications and for all non-orphan indications. Orphan indications are generally diseases or conditions that affect fewer than 200,000 individuals in the United States. If Genentech elects to exercise its Opt-In Right for a particular indication, Genentech will pay us more than 50% of the past development costs associated with that indication. In addition, after Genentech exercises its

Opt-In Right for a particular indication, we would share with Genentech the ongoing net operating losses and profits resulting from the joint development and commercialization effort for that indication. Pursuant to this arrangement, we would fund less than 50% of such operating losses and we would receive less than 50% of any profits associated with any joint indication. Under a letter agreement of July 2007, we and Genentech amended the U.S. License and Collaboration Agreement to provide that until such time as we initiate the development of an rhIGF-1 product for diabetes (or a substitute indication mutually agreed to by us and Genentech that has a potential market of greater than $250 million and is not an indication for the central nervous system), Genentech may elect to initiate such development for diabetes or, upon our and Genentech’s mutual agreement, the development of a substitute indication that has a potential market size of greater than $250 million and is not an indication of the central nervous system. In addition, if we elect to discontinue the development of rhIGF-1 products for diabetes or a substitute indication selected by us, subject to Genentech’s consent, Genentech has the right to assume development of such indication. In the event that Genentech initiates the development of an rhIGF-1 product for any such indication before we do or assumes the development of an rhIGF-1 product for any such indication after such development is discontinued by us, our rights under the agreement for such indication would terminate and Genentech would be granted a non-exclusive license under our rhIGF-1 intellectual property and technology to manufacture, use and sell rhIGF-1 products for diabetes, or if applicable the substitute indication, subject to an obligation to pay us milestone payments and/or royalties to be negotiated by Genentech and us in good faith on sales of these products.

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

Under the International License and Collaboration Agreement, Genentech has exclusively licensed to us its right to develop and commercialize rhIGF-1 products outside of the United States for all indications other than diseases and conditions of the central nervous system. In addition, we would be obligated to enter into a written agreement with another company if we desire to commercialize rhIGF-1 for diabetes outside of the United States. Unlike the U.S. License and Collaboration Agreement, Genentech does not have the right to participate in any of our development or commercialization efforts for rhIGF-1 products outside of the United States.

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

Growth hormone/IGF-1 combination products.    In July 2007, we entered into a Combination Product Development and Commercialization Agreement, or Combination Product Agreement, with Genentech that governs the worldwide development and commercialization of combination products containing Increlex® and Genentech’s rhGH for the treatment of all indications except those of the central nervous system. Under the terms of the Combination Product Agreement, the parties contemplate the development of two combination products for the following indications: one product formulation for certain defined short stature indications and another separately formulated combination product for AGHD indications and potential other indications. Initially, we will be responsible for the development and commercialization of all combination products under the Combination Product Agreement and have agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to Genentech’s right to opt-in, as described below.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Under the Combination Product Agreement, Genentech has a right to opt-in to development and commercialization of such combination products following the FDA’s acceptance of our Investigational New Drug Application, or IND, for the first Phase II clinical trial for certain of the Short Stature or AGHD Indications. If Genentech does not exercise this first option, it would then have the right to acquire a second right to opt-in after the Company obtains Phase II clinical trial data that is pivotal study-enabling for certain of the short stature, AGHD or the other indications. If Genentech opts in, it would then become the lead party with respect to the development and commercialization of combination products for other indications, and it may also choose to become the lead party in development and commercialization for AGHD. Upon opt-in, Genentech may also choose to exercise a commercial option to acquire the right for the deciding vote in all commercialization matters pertaining to combination product candidates in short stature indications. We would remain the lead commercialization party for short stature indications and in AGHD indications. The lead commercialization party would determine the commercialization plan for such combination products for such indications, and the non-lead party would have the right to co-promote such combination products.

Upon opting in, Genentech would become obligated to reimburse us for a portion of the development costs incurred since July 2007 and a cash payment if Genentech chooses to acquire the right for the deciding vote in all commercializing matters pertaining to combination product candidates in short stature indications and in AGHD indications, and thereafter the parties would share future costs and all operating profits and losses. Genentech would receive such profit share in lieu of its royalty payment. If Genentech opts in, it would have the right to subsequently elect to opt out of such development and commercialization of combination products, but only for all indications. In addition, following an opt-in by Genentech, we would have the right to subsequently elect to opt out of the joint development and commercialization of the combination products for AGHD and the other indications only, but not for the short stature indications. If a party elects to opt out, the other party would have a limited period of time in which it could also elect to opt out, in which case the parties would wind down development and commercialization of the applicable products. After opting out, a party would remain responsible for its share of operating profits and losses for a transition period only, after which time such party would be entitled to a royalty payment from the continuing party on net sales of such combination product. If Genentech opts in and neither party elects to opt out before a combination product receives regulatory approval for any Other Indication, Genentech would owe us a cash milestone payment. Under the Combination Product Agreement, the parties have granted each other sublicenseable licenses under their respective technology. The parties will share manufacturing responsibilities and costs depending on which opt-in or opt-out rights have been exercised, but in general the parties contemplate that we will supply rhIGF-1 needed for the combination products, and Genentech will supply human growth hormone for such products.

The Combination Product Agreement will remain in effect until all payment obligations have expired and two years have elapsed since the parties developed or commercialized combination products for indications for which the parties will be sharing operating profits and losses under the Combination Product Agreement. In addition, either party has the right to terminate the Combination Product Agreement in its entirety or on a per-product basis depending on the circumstances, in the event of an uncured material breach by the other party. If Genentech terminates the Combination Product Agreement as to a given product for our material breach, Genentech’s rights would revert to it, and it would also receive licenses from us to exclusively develop and commercialize the terminated product, subject to payment to us of a royalty on Genentech’s net sales of the terminated product. Similarly, if we terminate the Combination Product Agreement for Genentech’s material breach, we would retain or be granted all needed license rights from Genentech to exclusively develop and commercialize the terminated product, subject to payment to Genentech of a royalty on our net sales of the terminated product.

In connection with the Combination Product Agreement we entered into a Stock Purchase Agreement with Genentech pursuant to which Genentech purchased 708,591 shares of our common stock in July 2007 for an aggregate purchase price of $4.0 million. In the event that Genentech acquires a second right to opt-in under the Combination Product Agreement, Genentech would, subject to customary closing conditions, purchase up to 842,105 shares of our common stock in a subsequent closing at a price per share equal to the average of the closing prices of our common stock for the 20 trading days ending on the trading date immediately prior to the expiration of Genentech’s first right to opt-in under the Combination Product Agreement. However, Genentech may purchase no more than $4,000,000 of our common stock in this closing and this closing would be at our option (and subject to approval by Ipsen) if the price per share is below $4.75. In the event that Genentech opts in, neither party elects to opt out and a combination product receives regulatory approval for any indication other than short stature or AGHD, upon our request, Genentech would, subject to customary closing conditions, purchase up to 1,052,632 shares of our common stock in a subsequent closing at a price per share equal to the average of the closing prices of our common stock for the 20 trading days ending on the trading date immediately prior to the effective date of regulatory approval of a combination product for any such other indication. However, Genentech may purchase no more than $5,000,000 of our common stock in this closing and this closing would be subject to approval by Ipsen if the price per share is below $4.75. For additional information on our Combination Product Agreement with Genentech, please refer to Note 8, “Combination Product Development and Commercialization Agreement,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

Key Relationships—Ipsen

In October 2006, we completed the first closing of the transactions contemplated by the Stock Purchase and Master Transaction Agreement we entered into with Ipsen in July 2006. At the closing, we issued 12,527,245 shares of our common stock to an affiliate of Ipsen for an aggregate purchase price of $77.3 million, a 30.0% premium to the volume-weighted average closing price of our common stock over the preceding 15 trading days ending on July 17, 2006, and issued to Ipsen a convertible note in the principal amount of $25.0 million and a warrant to purchase a minimum of 4,948,795 shares of our common stock, which warrant is exercisable at any time during the five-year period after the initial closing and carries an initial exercise price equal to $7.41 per share. The number of shares that Ipsen can purchase by exercising the warrant can increase over time. Simultaneously with the initial closing, we and Ipsen (and/or affiliates thereof) entered into licensing agreements with respect to Somatuline® Depot and Increlex®, and entered into certain other agreements, including the Affiliation Agreement described below. Additionally, we effected certain amendments to our charter and bylaws and adopted a rights agreement implementing a stockholder rights plan. In September 2007, we issued a second convertible note and a third convertible note to Ipsen in the principal amounts of €30.0 million (or $44.2 million at December 31, 2007) and $15.0 million, respectively. Each of the three convertible notes we issued to Ipsen mature in October 2011 and carry a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and are convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (or €5.92 per share with respect to the €30.0 million principal amount convertible note). As of December 31, 2007, approximately 15,574,519 million shares of our common stock were issuable to Ipsen upon exercise of the warrant and conversion of the convertible notes we issued to Ipsen. Together with the shares we have issued to Ipsen to date, the conversion of all three convertible notes and the exercise of the warrant in full would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis. We also granted Ipsen a preemptive right to purchase its pro rata portion of new securities that we may offer in the future in order to maintain its percentage ownership interest.

Affiliation Agreement.    In connection with the first closing of the transactions contemplated by the Stock Purchase and Master Transaction Agreement, we entered into an Affiliation Agreement with Ipsen with respect to certain corporate governance matters and providing Ipsen with the right to nominate a certain number of directors for election to our board of directors. Under the Affiliation Agreement, Ipsen is entitled to nominate up to two out of the nine authorized members of our board of directors, provided that in the event Ipsen holds at least 60% of our then outstanding shares of common stock, Ipsen is entitled to nominate an unlimited number of directors to our board of directors. Ipsen is also entitled to nominate additional independent director nominees (which nominees must be independent of Ipsen) for election to our board of directors starting in 2008, as follows: one nominee in 2008, two nominees in 2009 and four nominees in 2010, provided that these rights would terminate if Ipsen holds less than 15% of the outstanding shares of our common stock and are also be subject to reduction under certain circumstances. The Affiliation Agreement also includes certain provisions with respect to the establishment and composition of the standing committees of our board of directors.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Under the Affiliation Agreement, the approval of Ipsen is required for us to take certain actions, including, but not limited to:

•	entering into most material transactions or agreements;

•	merging or consolidating with other entities;

•

establishing or approving an operating budget with anticipated research and development spending in excess of $25.0 million per year, plus potential additional amounts for new Ipsen projects under the license and collaboration agreement that we entered into with respect to Somatuline® Depot;

•

subject to limited exceptions, incurring any indebtedness other than certain permitted indebtedness (provided that our total permitted indebtedness may not exceed $2.5 million if our ratio of net indebtedness to EBITDA exceeds 1:1);

•	incurring capital expenditures of more than $2.0 million in any given year;

•	making any investment, other than certain permitted investments;

•	entering into any transaction that results in competition with Ipsen;

•	declaring or paying any cash dividends;

•	taking any action with respect to takeover defense measures, including with respect to our stockholder rights plan; and

•	issuing or selling shares of our capital stock, other than issuances or sales after October 13, 2008 that may not exceed $25.0 million in any three-year period, and other limited exceptions.

Under the terms of the Affiliation Agreement, Ipsen is not permitted, without our prior written consent, to sell, transfer or dispose of any shares of our common stock to any person or persons known to Ipsen or its affiliates to be a “group” (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who would, to Ipsen’s or its affiliates’ knowledge, beneficially own more than 14.9% of our then-outstanding common stock. In addition, during the period commencing on October 13, 2007 and expiring on the fourth anniversary of such date, Ipsen is not permitted, without our written consent, to take any action to effect, directly or indirectly, the acquisition of beneficial ownership by Ipsen of any additional shares of our common stock from persons other than us, other than certain permitted offers and acquisitions in connection with maintenance of Ipsen’s percentage ownership interest in us, acquisitions by other stockholders and an increase in Ipsen’s ownership position to at least 60% (subject to adjustment) of our outstanding common stock. If at any time Ipsen and/or its affiliates beneficially own 90% or more of our outstanding common stock such that, upon all such common stock being held either by Ipsen (or an affiliate of Ipsen), Ipsen would be entitled to effect a short-form merger with us in accordance with Delaware law, Ipsen will, or will cause its affiliate to, effect such a merger.

Licensing Agreements.    Pursuant to the licensing agreements we entered into with Ipsen (and/or affiliates thereof) in connection with the initial closing under the stock purchase and master transaction agreement, we granted to Ipsen and its affiliates exclusive rights to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa, and Ipsen granted to us exclusive rights to develop and commercialize Somatuline® Depot in the United States and Canada. Further, we and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Depot and Increlex®. In addition, we and Ipsen agreed to rights of first negotiation for our respective endocrine pipelines. Under the license and collaboration agreement with respect to Increlex®, Ipsen made an upfront cash payment to us of €10.0 million (or $12.4 million) and also made a milestone payment to us of €15.0 million (or $19.3 million) in connection with the approval of Increlex® Marketing Authorization Application, or MAA, in the European Union for the Increlex® targeted product label. Increlex® was launched in Ipsen’s territory in November 2007 for which we receive royalties from Ipsen on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Increlex®. Under the license and collaboration agreement with respect to Somatuline® Depot, we made an upfront payment of $25.0 million to Ipsen, which was financed through the issuance by us to Ipsen of the $25.0 million principal amount convertible note at the initial closing under the stock purchase and master transaction agreement. In the third quarter 2007, Somatuline® Depot was approved in the United States for the targeted product label (and the second closing under the stock purchase and master transaction agreement was consummated) and we made a milestone payment of €30.0 million (or $41.6 million) to Ipsen, which was financed through the issuance by us of the €30.0 million principal amount convertible note to Ipsen. Upon consummation of the second closing, we also issued the $15.0 million principal amount convertible note to Ipsen and Ipsen delivered $15.0 million to us, which will be used by us for working capital. Somatuline® Depot was launched in our territory in November 2007, for which we pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of net sales of Somatuline® Depot. For additional information on our collaboration with Ipsen, please refer to Note 9, “License and Collaboration Agreements and Related Party Transactions,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

Key Relationships—Insmed Incorporated

In March 2007, we, Genentech, Insmed Incorporated and Insmed Therapeutic Proteins, Inc. (collectively, Insmed), entered a Settlement, License and Development Agreement in which we, Genentech and Insmed have settled all outstanding litigation amongst the parties, including the patent infringement suits brought by us and Genentech against Insmed in the United States and United Kingdom, and the unfair business practices suit brought by us against Insmed. In exchange for the settlement and release of all claims, including a waiver by us and Genentech of all damages award by the jury in the U.S. patent infringement litigation, the parties have granted licenses to each other with respect to the development, manufacture and commercialization of products to treat certain indications.

Tercica/Genentech Indications and Non-Tercica/Genentech Indications.

Under the terms of the Settlement, License and Development Agreement, Insmed may no longer supply its IGF-1/BP-3 combination product, or IPLEX™, in connection with the treatment of certain indications, including severe Primary IGFD, Noonan’s Syndrome, Laron Syndrome, growth hormone deficiencies, idiopathic short stature, other short stature indications and growth hormone insensitivity, or the Tercica/Genentech Indications, and agreed to withdraw its IPLEX™ MAA for the treatment of Primary IGFD and patients with growth hormone gene deletion in the European Union. In exchange, we and Genentech each granted to Insmed a non-exclusive, license with respect to the manufacture, development and commercialization of IPLEX™ for most non-short stature indications including severe insulin resistance, myotonic muscular dystrophy, retinopathy of prematurity, recovery from burns and trauma, recovery from hip fracture and HIV associated adipose redistribution syndrome, or the Non-Tercica/Genentech Indications, subject to our and Genentech’s opt-in rights and certain royalty provisions, as more fully described below. Insmed is permitted to continue to provide IPLEX™ on a named patient basis for certain of the Non-Tercica/Genentech Indications in the European Union, and for amyotrophic lateral sclerosis, or ALS, in Italy. Any cost reimbursement obtained from such program would be subject to a tiered royalty of 4% to 15% shared between us, Genentech and Ipsen.

Tercica and Genentech Opt-In Rights.

Pursuant to the Settlement, License and Development Agreement, we and Genentech have the right to opt-in to participate in Insmed’s development and commercialization of IPLEX™ for each of Non-Tercica/Genentech Indications up to 90 days after Insmed provides Phase III-enabling clinical data. We have the first right to opt-in to orphan indications, or the Tercica Opt-In Right, and Genentech has the first right to opt-in to non-orphan indications, or the Genentech Opt-In Right. If the Tercica Opt-In Right is not exercised, Genentech has the right to exercise the opt-in right in its stead. Similarly, if Genentech does not exercise the Genentech Opt-In Right, we will have the right to exercise the opt-in right in its stead. Prior to an exercise of an opt-in right, Insmed retains

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

development control of the product for the treatment of any Non-Tercica/Genentech Indication. Upon exercise of an opt-in right for an opt-in indication, we or Genentech, as applicable, has the right to control the development of such product for such opt-in indication. In addition, once such opt-in right is exercised, and upon product approval, we or Genentech, as the case may be, may elect to enter into a co-promotion relationship with Insmed for IPLEX™ with respect to such indication, and such activities will be conducted under a commercialization plan and overseen by a joint commercialization committee. Alternatively, such opt-in party may elect to obtain the sole right to promote IPLEX™ for such indication and Insmed has agreed to supply IPLEX™ to such party under a separate supply agreement.

If the Tercica Opt-In Right is exercised, Insmed will be reimbursed at the time of exercise for 50% of any expenses then-incurred in connection with the development of such indication and any further development costs will be shared equally between us and Insmed. Upon commercialization, we and Insmed have agreed to divide profits equally after accounting for relevant expenses, including sales-based tiered royalties of 6%-15% to Genentech. If the Genentech Opt-In Right is exercised, Insmed will be reimbursed at the time of exercise for 50% of any expenses incurred in connection with the development of such indication and further development costs and profits will be divided equally between Insmed and Genentech; provided, however, that no royalty will be paid to us. If neither the Tercica Opt-In Right nor the Genentech Opt-In Right is exercised, Insmed will pay a 4% royalty on all commercial sales of the approved drug to Genentech.

We, Genentech and Insmed have also agreed to form a joint development and a joint commercialization committee to guide the development and commercialization of the Non-Tercica/Genentech Indications and to oversee the tracking of sales of the product for use in the treatment of specific indications.

Termination.

The Settlement, License and Development Agreement is in effect until the expiration of all payment obligations or the expiration of all Tercica Opt-In Rights and Genentech Opt-In Rights, whichever is later. In addition, each of we and Genentech have the right to terminate the Settlement, License and Development Agreement in its entirety or on an indication by indication basis for any uncured material breach by Insmed of its obligations. Further, Insmed has the right to terminate the Settlement, License and Development Agreement in its entirety or on an indication by indication basis in the case of an uncured material breach by us or Genentech. If the Settlement, License and Development Agreement is terminated in its entirety, Insmed’s license to make, use and sell IPLEX™ will terminate in its entirety as of the effective date of such termination. If either the Tercica Opt-In Right or Genentech Opt-In Right has been exercised for an indication prior to such termination and the Settlement, License and Development Agreement is terminated for such indication, then Insmed’s license to sell IPLEX™ with respect to such indication will terminate, but we or Genentech have the right to continue selling IPLEX™ after such termination. Further, Insmed will be reimbursed for development costs then-incurred for IPLEX™ for such indication and thereafter receive a royalty at the rate of 4% for the sales of IPLEX™, on a country-by-country basis, so long as Insmed’s patents cover the making, using or selling of IPLEX™ in such country. If Insmed terminates the Settlement, License and Development Agreement with respect to an indication for which the Tercica Opt-In Right or Genentech Opt-In Right has been exercised, then Insmed will have the sole and exclusive right to commercialize IPLEX™ for such indication and either we or Genentech, as the case may be, will be reimbursed for development costs then-incurred for IPLEX™ for such indication and thereafter receive a royalty at the rate of 4% for the sales of IPLEX™, on a country-by-country basis, so long as the licensed patents cover the making, using or selling of IPLEX™ in such country.

Manufacturing

Increlex®.    We have agreements with Lonza Baltimore, Inc., or Lonza Baltimore, and Lonza Hopkinton, Inc., or Lonza Hopkinton, for the manufacture and supply of bulk rhIGF-1. Under our agreement with Lonza Baltimore, Lonza Baltimore is manufacturing bulk rhIGF-1 to support our anticipated clinical and commercial needs until early 2010. This manufacturing is being conducted in a single, large campaign and is expected to complete in mid 2008. Upon completion of the 2008 campaign, our agreement with Lonza Baltimore will terminate. Under our current agreement with Lonza Hopkinton, we are working to transfer to and establish commercial manufacturing in Lonza Hopkinton’s facility in Hopkinton, Massachusetts, for which we expect to complete our validation (conformance) campaign in 2008. However, it will take significant time and expense to complete the transfer to and validate the Lonza Hopkinton manufacturing facility. Prior to our use, Lonza Hopkinton’s facilities and processes will need to undergo pre-approval and/or current good manufacturing practices, or cGMP, compliance inspections. In addition, we need to transfer and validate the processes and certain analytical methods necessary for the production and testing of bulk rhIGF-1 by Lonza Hopkinton. Our current agreement with Lonza Hopkinton provides that Lonza Hopkinton will manufacture and supply bulk rhIGF-1 in support of our needs until our current agreement with Lonza Hopkinton is terminated by our and Lonza Hopkinton’s entry into a more detailed agreement for the long-term manufacture of bulk rhIGF-1, or by either our or Lonza Hopkinton’s advance written notice of termination of our current agreement effective on the later of the third anniversary of the notice or May 14, 2011. We expect to terminate the agreement with Lonza Hopkinton by execution of the detailed agreement with Lonza Hopkinton for the long-term manufacture of bulk rhIGF-1 in 2008. We will also have a quality agreement with Lonza Hopkinton designed to ensure that product quality, compliance with cGMP, and oversight over all critical aspects of rhIGF-1 production, testing and release is maintained.

In November 2006, we executed a Development and Supply Agreement and a Quality Agreement for drug product filling, packaging, and labeling, with Hospira Worldwide, Inc. or Hospira. These agreements have an initial term of five years from the time of first commercial sale, and thus are anticipated to last through 2013. We expect to complete the technology transfer and manufacturing validation at this manufacturer in the first half of 2008.

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

Our Combination Product Agreement with Genentech provides us with rights and access to Genentech’s Nutropin AQ® supply, manufacturing technology, and technical documentation associated with Genentech’s drug product manufacture and testing of rhGH, including development information for the co-mixable product combination. This includes development reports, analytical methods and regulatory documents.

Somatuline® Depot.    Ipsen is our sole supplier of Somatuline® Depot. We have no alternative manufacturing facilities or plans for any alternative facilities at this time. We do not have direct control over Ipsen’s compliance with regulations and standards. The facilities used by and operations of Ipsen to manufacture Somatuline® Depot must undergo periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations to ensure continued supply of Somatuline® Depot to our U.S. and Canadian (Somatuline® Autogel®) markets. We have a quality agreement with Ipsen designed to ensure that product quality, compliance with cGMP, and oversight over all critical aspects of Somatuline® Depot production, testing and release is maintained.

Sales and Marketing

Increlex®.    Our Increlex® sales and marketing efforts target approximately 500 pediatric endocrinologists practicing in the United States. Pediatric endocrinologists are the physicians who customarily treat children with severe Primary IGFD. Because these pediatric endocrinologists are primarily hospital-based and concentrated in major metropolitan areas, we believe that our focused marketing organization and specialized sales force effectively serves them. We are conducting a variety of programs aimed at establishing physician awareness of Increlex® as a treatment for severe Primary IGFD, including medical education, symposiums and regional

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

speaker programs. We have also established a patient registry in order to provide further data on the safety and efficacy of Increlex®. In Europe, Ipsen has gained approval for and launched Increlex® in 2007 in certain European countries, including Austria, Germany, Great Britain, Greece, Hungary, Spain and the Czech Republic.

Somatuline® Depot.    Patients with acromegaly are typically treated by a subset of adult endocrinologists who sub-specialize in pituitary disorders. We believe there are approximately 1,000 physicians in the United States who write approximately 90% of the prescriptions for this disease. Like pediatric endocrinologists, adult endocrinologists are primarily hospital-based and concentrated in major metropolitan areas. We plan to conduct medical education programs, medical symposia and regional speaker programs aimed at establishing awareness of Somatuline® Depot for the treatment of acromegaly. At present, we have contracted sales and marketing operations in Canada to a third party.

For additional information on geographic revenues, please refer to Note 2, “Concentrations,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K.

Research and Development

Our principal experience has been developing late-stage product candidates and commercializing them. We do not conduct any of our own pre-clinical laboratory research. However, we consult with academic research institutions and other companies regarding both IGF-1 and non-IGF-1 related projects in endocrinology. Research and development activities are associated primarily with clinical, regulatory, manufacturing development and acquired rights to technology or products in development. Clinical and regulatory activities include the preparation, implementation, and management of our clinical trials and clinical assay development, as well as regulatory compliance, data management and biostatistics. Our research and development expenses were $19.1 million for the year ended December 31, 2007, $42.0 million for the year ended December 31, 2006 and $21.6 million for the year ended December 31, 2005.

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

We have also licensed from Genentech certain intellectual property rights, including patent rights and pre-clinical and clinical data, and manufacturing know-how, to develop and commercialize growth hormone/rhIGF-1 combination products worldwide for a broad range of indications. The licensed rights include rights to certain U.S. patents that cover methods of using growth hormone/rhIGF-1 combination products and that expire between 2009 and 2014. Our U.S. Patent No. 6,331,414 B1 licensed from Genentech will provide protection in the United States for our process of manufacturing IGF-1 for our growth hormone/IGF-1 combination product candidates until it expires in 2018. We have no equivalent patent protection for our process of manufacturing rhIGF-1 in Europe.

We have licensed from Ipsen their intellectual property rights, including patent rights and pre-clinical and clinical data, to develop and commercialize Somatuline® Depot in the United States and Canada for a broad range of indications. Such rights include U.S. patents for the formulation and for methods of using Somatuline® Depot that expire between 2015 and 2019. We do not have patent composition coverage on the lanreotide molecule (the active pharmaceutical ingredient of Somatuline® Depot) alone.

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

There can be no assurance that our licensed patents will not be successfully circumvented by competitors. In particular, we do not have patent composition coverage on the rhIGF-1 protein alone, and we are aware that Novartis AG (through acquisition of Chiron Corporation) has developed a process to manufacture rhIGF-1 using yeast expression, rather than bacterial expression. In addition, the patent laws of foreign countries differ from those in the United States and the degree of protection afforded by foreign patents may be different from the protection offered by U.S. patents. Our competitors may obtain patents in the United States and Europe directed to methods for the manufacture or use of rhIGF-1 that may be necessary for us to conduct our business free from claims of patent infringement. We may not be able to license such patents on reasonable terms, if at all.

We may need additional intellectual property from other third parties to commercialize rhIGF-1 for diabetes. We cannot be sure that we will be able to obtain a license to any third-party technology we may require to conduct our business in this area.

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

We have obtained registrations of the trademarks “Increlex®,” “Tercica” and the Tercica logo in the United States.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

We cannot predict the relative competitive positions of Increlex®, Somatuline® Depot and any growth hormone/IGF-1 combination products that we may develop. However, we expect that the following factors, among others, will determine our ability to compete effectively:

•	acceptance of our products by physicians and patients as safe and effective treatments;

•	reimbursement adoption;

•	product price;

•	manufacturing cost containment;

•	the effectiveness of our and collaboration partners’ sales and marketing efforts;

•	storage requirements and ease of administration;

•	dosing regimen;

•	safety and efficacy;

•	prevalence and severity of side effects; and

•	competitive products.

Many of our competitors spend significantly more on research and development-related activities. Our competitors may discover new treatments, drugs or therapies or develop existing technologies to compete with our products. Our commercial opportunities will be reduced or eliminated if these competing products are more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products.

Increlex®. Growth hormone products compete with Increlex® for the treatment of severe Primary IGFD. If Increlex® receives regulatory approval for the treatment of patients with Primary IGFD, growth hormone products will also compete with Increlex® for the treatment of patients in that indication. The major suppliers of commercially available growth hormone products in the United States are Genentech, Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Novo Nordisk A/S, Pfizer Inc., and Merck-Serono International S.A. Investigators from a Novo Nordisk clinical trial in 2003 presented initial data that demonstrated growth hormone was effective in a population that included children with Primary IGFD. We are also aware that several companies are developing long-acting formulations of growth hormone for the treatment of short stature including Altus Pharmaceuticals and LG Life Sciences.

In addition, children with Primary IGFD may be diagnosed as having ISS. Eli Lilly and Company and Genentech have received FDA approval for their respective growth hormone products for the treatment of children with ISS in the United States. Moreover, biosimilar growth hormone products, including Omnitrope™ (somatropin) marketed by Sandoz, Accretropin™ by Cangene, and Valtropin® by LG Life Sciences have been approved in the United States and may be approved in other countries. Accordingly, we expect that several growth hormone products will compete directly with Increlex® for the treatment of children with Primary IGFD.

In addition, we are aware that Novartis AG has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex®.

We believe that Bristol-Meyers Squibb Company; Genentech; Merck & Co., Inc.; Novo Nordisk and Pfizer have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics Inc. has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and that Elixir Pharmaceuticals Inc. has licensed certain rights to Bristol-Meyers Squibb Company’s growth hormone secretagogues and that both companies are actively developing these compounds for use in various indications including cancer cachexia, a wasting disorder affecting some cancer patients. We are also aware that Theratechnologies is developing tesamorelin (TH9507), an analogue of growth hormone-releasing factor, for the treatment of HIV-associated lipodystrophy. Both growth hormone secretagogues and growth hormone-releasing factors work by increasing the levels of rhIGF-1 and, if approved, could potentially compete with Increlex®. It is possible that there are other products currently in development or that exist on the market that may compete directly with Increlex®.

Somatuline® Depot.    Somatuline® Depot is approved in the United States and Canada for the treatment of acromegaly where, the product competes directly with Sandostatin LAR® Depot and Somavert®. Sandostatin LAR® Depot is a somatostatin analogue and has the same mechanism of action as Somatuline® Depot. Sandostatin LAR® Depot is indicated for long-term maintenance therapy in patients with acromegaly and in the treatment of symptoms related to carcinoid syndrome and vasoactive intestinal peptide tumors. Somavert®, a growth hormone antagonist, and Sandostatin LAR® Depot are marketed by Pfizer and Novartis, respectively, in the United States and Canada. Moreover, a subset of patients with acromegaly can be treated with radiotherapy and dopaminergic agonists. These therapies are commercially available in the United States and Canada and will also compete with Somatuline® Depot for the treatment of patients with acromegaly.

We are aware that Ambrilia Biopharma, QLT Inc., Indevus Pharmaceuticals, Inc. and Camurus AB are conducting research and development programs with long-acting versions of octreotide for the treatment of acromegaly. Octreotide is the generic name of the active molecule in Sandostatin and Sandostatin LAR® Depot. We are also aware that Novartis is developing pasireotide (SOM 230), DeveloGen AG is developing Somatoprin (DG 3173), and that Ipsen is developing dopastatin for the treatment of acromegaly and other hormone secreting tumors. If approved, these therapies would compete with Somatuline® Depot in these indications. It is possible that there are other products currently in development or that exist on the market that may compete directly with Somatuline® Depot.

Growth hormone/IGF-1 combination products.    If our growth hormone/IGF-1 combination products are approved for commercial sale, they would compete across all their approved indications with all then existing, biosimilar and long acting growth hormone products, growth hormone secretagogue products, IGF-1 product candidates, including Increlex®, and other products.

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

The process required by the FDA before drugs may be marketed in the United States generally involves the following:

•	pre-clinical laboratory and animal tests;

•	submission of an IND application, which must become effective before human clinical trials may begin;

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and

•	FDA approval of an NDA.

The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any additional approvals for Increlex® or Somatuline® Depot, or any approvals for our growth hormone/IGF-1 combination product candidates, will be granted on a timely basis, if at all.

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

•

Phase III: Clinical trials are undertaken to further confirm dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.

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

The classification system sets the target date for the completion of FDA review and for taking action to approve or not approve an NDA after its acceptance for filing. If the priority review designation criteria are not met, standard review procedures apply. Under the Prescription Drug User Fee Amendments of 2002, the FDA’s performance goals for fiscal years 2003-2007 involved reviewing 90% of priority applications within six months of filing and 90% of standard applications within ten months of submission of the NDA.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially, based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products or new diseases for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Delays in obtaining, or failures to obtain additional regulatory approvals for Increlex® could harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of Increlex® for other indications, including Primary IGFD, and Somatuline® Depot for other indications, including neuroendocrine tumors. We cannot predict the likelihood, nature or extent of adverse governmental regulation, which might arise from future legislative or administrative action, either in the United States or abroad.

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

The FDA granted Increlex® seven years of orphan exclusivity for the long-term treatment of growth failure in children with severe Primary IGFD or with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. In addition, we intend to file for orphan drug designation for other rhIGF-1 diseases that meet the criteria for orphan exclusivity.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products like Increlex®. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. For example, the Hatch-Waxman Act provides five years of “new chemical entity” exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product. The FDA granted Increlex® new chemical entity exclusivity, which expires on August 30, 2010.

During this period, the FDA is prohibited from accepting any abbreviated NDA, or an ANDA, for a generic version of Increlex®. An ANDA is a type of application in which approval is based on a showing of “sameness” to an already approved drug product. An ANDA does not contain full reports of safety and effectiveness, as do NDAs, but rather demonstrates that the proposed product is “the same as” a reference product in terms of conditions of use, active ingredient, route of administration, dosage form, strength, and labeling. ANDA applicants are also required to demonstrate the “bioequivalence” of their products to reference products. Bioequivalence generally means that there is no significant difference in the rate and extent to which the active ingredient in the products becomes available at the site of drug action. ANDAs also must contain data relating to formulation, raw materials, stability, manufacturing, packaging, labeling, and quality control, among other information.

During this exclusivity period, the FDA is also prohibited from accepting any NDA for a modified version of Increlex® where the applicant does not own or have a legal right of reference to all of the data required for approval, otherwise known as a 505(b)(2) application. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes to approved products like Increlex®. Such changes may be to the approved product’s conditions of use, active ingredient, route of administration, dosage form, strength, labeling, or bioavailability. A 505(b)(2) applicant also may reference more than one approved product. It is the FDA’s position that such an applicant must only submit the pre-clinical and clinical data necessary to demonstrate the safety and effectiveness of the changes made to the approved product.

This new chemical entity exclusivity protects the entire new chemical entity franchise, including all products containing Increlex®’s active ingredient for any use and in any strength or dosage form. This exclusivity will not, however, prevent the submission or approval of a full NDA, as opposed to an ANDA or 505(b)(2) application, for any drug, including a drug with the same conditions of use, active ingredient, route of administration, dosage form, and strength as Increlex®. In addition, an ANDA or a 505(b)(2) application may be submitted after four years, rather than five years, if that ANDA or 505(b)(2) application contains a certification (known as a “Paragraph IV certification”) that one of the patents listed with the Increlex® NDA is invalid or will not be infringed by the manufacture, use, or sale of the product described in that ANDA or 505(b)(2) application.

The Hatch-Waxman Act also provides three years of new use exclusivity for the approval of NDAs, 505(b)(2) applications, and NDA supplements, where those applications contain the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of the applications. Such applications may be submitted for new indications, new dosage forms, new strengths, or new conditions of use of already approved products like Increlex®. So long as the new clinical investigations are essential to the FDA’s approval of the change, this new use exclusivity prohibits the approval of ANDAs or 505(b)(2) applications for products with the specific changes associated with those clinical investigations. Should Increlex® receive this exclusivity, however, it will not prevent the submission or approval of a full NDA for any drug, including a drug with the same changes as are protected by the exclusivity. It also would not prohibit the FDA from accepting or approving ANDAs or 505(b)(2) applications for other products containing the same active ingredient. It would only protect against the approval of ANDAs and 505(b)(2) applications for products with the specific changes to Increlex® that were approved based on the new clinical investigations.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

approved indications, where it determines that information relating to the use of a drug in a pediatric population, or part of a pediatric population, may produce health benefits in that population. We have not requested or received a Written Request for such pediatric studies, although we may ask the FDA to issue a Written Request for such studies in the future. To receive the six-month pediatric exclusivity, we would have to receive a Written Request from the FDA, conduct the requested studies, and submit reports of the studies in accordance with a written agreement or commonly accepted scientific principles. There is no guarantee that the FDA will issue a Written Request for such studies or accept the reports of the studies. We believe that Increlex® may become eligible for pediatric exclusivity, although there can be no assurances that FDA will grant such exclusivity. The current pediatric exclusivity provision is scheduled to expire in 2012, and there can be no assurances that it will be reauthorized.

Reimbursement

Sales of biopharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors provide reimbursement for Increlex® and for Somatuline® Depot. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Third party payors increasingly seek to decrease their expenditures for pharmaceuticals. Under the Medicare program, federal legislation changed the payment methodology for most drugs and biologicals starting in 2005 based on an average sales price, or ASP, methodology. While this change applies to drugs and biologicals provided to Medicare beneficiaries, private payors often utilize Medicare payment rates when determining what they will pay. Individual state Medicaid programs also have utilized different mechanisms to decrease payments for drugs and biologicals, sometimes through legislation. Private insurers likewise employ various payment mechanisms to reimburse for drugs and biologicals and, in doing so, often attempt to reduce their payments for drugs and biologicals.

Effective January 1, 2006, an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D commenced to provide Medicare beneficiaries with drug coverage for self-administered drugs and biologicals and other drugs and biologicals not covered by Medicare, including many vaccines. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Medicare Part D plans establish formularies and use other utilization management tools when determining the drugs and biologicals that are offered by each plan. These formularies can change on an annual basis, subject to federal governmental review. These plans may also require beneficiaries to provide out-of-pocket payments for such products.

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

Employees

As of December 31, 2007, we had 126 full-time employees. Of the full-time employees, 44 were engaged in research and product development and 82 were engaged in selling, general and administrative positions. We believe that our employee base will need to grow in order to execute our development and commercialization plans for our products and product candidates. We believe our relations with our employees are good.

Executive Officers of the Registrant

Our executive officers, their ages and their positions as of February 28, 2008, are as follows:

Name	Age	Position(s)
John A. Scarlett, M.D.	56	Chief Executive Officer and Director
Ross G. Clark, Ph.D.	57	Chief Technical Officer and Director
Ajay Bansal	46	Chief Financial Officer and Executive Vice President of Finance
Richard A. King	43	President and Chief Operating Officer
Stephen N. Rosenfield	58	Executive Vice President of Legal Affairs, General Counsel and Secretary
Andrew J. Grethlein, Ph.D.	43	Senior Vice President, Pharmaceutical Operations
Thorsten von Stein, M.D., Ph.D.	46	Chief Medical Officer and Senior Vice President of Clinical and Regulatory Affairs
Susan Wong	45	Vice President, Finance and Chief Accounting Officer

John A. Scarlett, M.D., has served as our Chief Executive Officer and as a member of our board of directors since February 2002. He also served as our President from February 2002 until February 2008. From March 1993 to May 2001, Dr. Scarlett served as President and Chief Executive Officer of Sensus Drug Development Corporation, a development stage pharmaceutical company. In 1995, he co-founded Covance Biotechnology Services, Inc., a biotechnology contract manufacturing company, and served as a member of its board of directors from inception to 2000. From 1991 to 1993, Dr. Scarlett headed the North American Clinical Development Center and served as Senior Vice President of Medical and Scientific Affairs at Novo Nordisk Pharmaceuticals, Inc., a wholly owned subsidiary of Novo Nordisk A/S, a pharmaceutical company. From 1985 to 1990, Dr. Scarlett served as Vice President, Clinical Affairs and headed the clinical development group at Greenwich Pharmaceuticals, Inc., a pharmaceutical company. From 1982 to 1985, Dr. Scarlett served as Associate Director and, subsequently, as Director, of Medical Research and Services at Ortho-McNeil Pharmaceuticals, a wholly owned subsidiary of Johnson & Johnson. Dr. Scarlett received his B.A. degree in chemistry from Earlham College and his M.D. from the University of Chicago, Pritzker School of Medicine.

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

Ajay Bansal has served as our Chief Financial Officer and Executive Vice President of Finance since December 2007. He also served as our Chief Financial Officer and Senior Vice President of Finance from March 2006 until December 2007. From February 2003 to January 2006, Mr. Bansal served as Vice Present of Finance and Administration and Chief Financial Officer of Nektar Therapeutics. From July 2002 until February 2003, Mr. Bansal served as Director of Operations Analysis at Capital One Financial. From August 1998 to June 2002, Mr. Bansal was at Mehta Partners LLC, a financial advisory firm where he was named partner in January 2000. Prior to joining Mehta Partners, Mr. Bansal spent more than 10 years in management roles at Novartis and in consulting at Arthur D. Little, Inc., McKinsey & Company, Inc. and ZS Associates. Mr. Bansal holds a Bachelor of Technology degree from the Indian Institute of Technology (Delhi), an M.S. in Operations Management from Northwestern University and an M.B.A. from Northwestern University.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Richard A. King, has served as our President and Chief Operating Officer since February 2008, and served as our Chief Operating Officer from February 2007 to February 2008. Prior to joining us in February 2007, Mr. King was a private investor. From January 2002 to September 2006, Mr. King served as Executive Vice President, Commercial Operations of Kos Pharmaceuticals, Inc., where he was responsible for sales, marketing, managed care, sales operations and customer service functions. From January 2000 to January 2002, Mr. King served as Senior Vice President of Commercial Operations at Solvay Pharmaceuticals. From January 1992 to January 2000, Mr. King held various marketing positions at SmithKline Beecham Pharmaceuticals. Mr. King began his career in the pharmaceutical industry at Lederle Laboratories, Ltd. Mr. King received his B.S. degree in chemical engineering from the University of Surrey and his M.B.A. from Manchester Business School.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Item 1A.	Risk Factors.

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

We have a limited operating history. Through December 31, 2007, we had an accumulated deficit of $289.2 million. We incurred a net loss of $40.5 million during the year ended December 31, 2007. We may not be able to generate significant revenues from operations and may not be able to attain profitability. Although we had net revenues of $31.0 million during the year ended December 31, 2007, of which $20.3 million resulted from a milestone payment we received from Ipsen, we expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex® for severe Primary IGFD and Primary IGFD and Somatuline® Depot for acromegaly, and as we attempt to develop growth hormone/IGF-1 combination product candidates under our Combination Product Agreement with Genentech. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

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

If we do not receive additional regulatory marketing approvals for Increlex® in Primary IGFD, our business will be harmed.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

We may not realize the anticipated benefits from our growth hormone/IGF-1 combination product candidates or from the related agreement with Genentech.

Our two growth hormone/IGF-1 combination product candidates may not enter clinical trials or receive U.S. or other countries’ regulatory approval, in a timely manner, for the labels that we anticipate, or at all. We may encounter development difficulties that delay, increase the costs of, or preclude any further progress of either or both of our growth hormone/IGF-1 combination product candidates. In addition, the FDA and other countries’ regulatory authorities have substantial discretion in the approval process. They may decide that our pre-clinical data, chemistry, manufacturing and controls data; and/or clinical data are insufficient to warrant timely, or any, entry into Phase I, Phase II or Phase III clinical trials, and/or that the data from our Phase III clinical trials are insufficient to allow marketing approval of our growth hormone/IGF-1 combination product candidates for their target labels. If we do not receive regulatory marketing approvals for the target labels, our business will be harmed.

Even if our combination product candidates were to receive such regulatory marketing approvals, the approvals may not be maintained. In addition, revenues from worldwide sales of these two product candidates may not meet our expectations, including, as a result of competing products or unavailable or limited reimbursement by third-party payers. We also may not be able to successfully develop improvements to, or new indications for, our combination product candidates or receive financial consideration from sub-licensees in a manner that is commercially feasible for us. In connection with our agreement with Genentech for our combination product candidates, Genentech may opt into the programs and obtain a share of the financial benefit going forward. In any such or similar events, we may not realize the anticipated benefits from our combination product candidates. There can be no assurance that we will receive all or any remaining portion of the anticipated proceeds from our agreement with Genentech, nor can there be an assurance that we would achieve the anticipated benefits from our agreement with Genentech.

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

•	contract laboratories fail to follow good laboratory practices;

•	suppliers, supply partners, and/or contract manufacturers fail to follow good manufacturing practices;

•	interim results of the clinical trial are inconclusive or negative;

•	trial drug may not be available, may not be available in sufficient quantities, or available drug may become unusable;

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy;

•	re-evaluation of our corporate strategies and priorities; and

•	limited financial resources.

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

Market acceptance, our sales of Increlex® and Somatuline® Depot , and our profitability will depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payers, such as private health insurers and health maintenance organizations, reimburse the price patients pay for our products, and the timing of reimbursement decisions by these payers, will affect the commercialization of our products. If our assumptions regarding the timing of reimbursement decisions and level of reimbursement, or regarding the age, dosage or price per patient for Increlex® are incorrect, our expected revenues, including potential royalties from our collaboration with Ipsen, may be delayed or substantially reduced. Since Increlex® is approved by the FDA for severe Primary IGFD and Somatuline® Depot is approved by the FDA for the treatment of acromegaly, only prescriptions for those indications may be reimbursable. Also, we cannot be certain that the formulary status our products ultimately receive by payers will not limit the ability of patients to afford our products and therefore reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to market and sell our products and our revenues may be delayed or substantially reduced. Even if a patient receives reimbursement approval, the patient may still choose not to begin, or to discontinue, treatment with either of our drugs.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

We believe that the annual wholesale acquisition cost, at present, of Increlex® therapy for the treatment of severe Primary IGFD for a 24 kilogram child at a 120mcg/kg twice daily dose at 100% compliance is approximately $36,000 per year. The actual cost per year per patient for Increlex® will depend on the price charged by wholesalers and distributors that purchase from Tercica, and will vary by the weight of the child, the treatment dose prescribed and the level of compliance. If our assumptions regarding the revenue per patient of Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD are incorrect, our expected revenues and the market opportunity for Increlex® therapy for the treatment of severe Primary IGFD and Primary IGFD may be substantially reduced.

We believe that the annual wholesale acquisition cost, at present, of Somatuline® Depot therapy for the treatment of acromegaly is approximately $28,800 at 100% compliance of the 90 microgram dose. The actual cost per year will depend on the price charged by wholesalers and distributors that purchase from Tercica, and will vary by the treatment dose prescribed and the level of compliance. If our assumptions regarding the average treatment dose per patients or revenue per patient for the treatment of acromegaly are incorrect, our expected revenues and the market opportunity for Somatuline® Depot for the treatment of acromegaly may be substantially reduced.

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

Under the terms of our collaboration with Ipsen, we granted Ipsen the exclusive right to develop and commercialize Increlex® in all regions of the world except the United States, Japan, and Canada, and for a certain period of time, certain countries of the Middle East and North Africa and Taiwan. We may also enter into additional collaborations with third parties to develop and commercialize our product candidates such as our agreement with Genentech for our growth hormone/IGF-1 combination product candidates. Dependence on collaborators for the development and commercialization of our product candidates subjects us to a number of risks, including:

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

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to expose us to potential litigation, jeopardize or lessen the value of our proprietary information, or weaken or destroy our intellectual property rights;

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

We cannot predict the relative competitive positions of Increlex®, Somatuline® Depot and any growth hormone/IGF-1 combination product candidates that we may develop. However, we expect that the factors set forth under “Item 1A. Risk Factors—Our products may fail to achieve market acceptance, which could harm our business,” among others, including manufacturing cost containment, will determine our ability to compete effectively.

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

Growth hormone products compete with Increlex® for the treatment of severe Primary IGFD. If Increlex® receives regulatory approval for the treatment of patients with Primary IGFD, growth hormone products will also compete with Increlex® for the treatment of patients in that indication. The major suppliers of commercially available growth hormone products in the United States are Genentech Inc., Eli Lilly and Company, Teva Pharmaceutical Industries Ltd., Novo Nordisk A/S, Pfizer Inc and Merck-Serono International S.A. Investigators from a Novo Nordisk clinical trial in 2003 presented initial data that demonstrated growth hormone was effective in a population that included children with Primary IGFD.

In addition, children with Primary IGFD may be diagnosed as having idiopathic short stature, or ISS. Eli Lilly and Genentech have received FDA approval for their respective growth hormone products for the treatment of children with ISS in the United States. Moreover, biosimilar growth hormone products, including Omnitrope™ marketed by Sandoz, Accretropin™ by Cangene, and Valtropin® by LG Life Sciences have been

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

approved in the United States and may be approved in other countries. Accordingly, we expect that several growth hormone products will compete directly with Increlex® for the treatment of children with Primary IGFD. We are also aware that several companies are developing long-acting formulations of growth hormone for the treatment of short stature including Altus Pharmaceuticals and LG Life Sciences.

In addition, we are aware that Novartis AG has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. We use bacterial expression, which differs from yeast expression, to manufacture Increlex®.

We believe that Bristol-Meyers Squibb Company; Genentech; Merck & Co., Inc.; Novo Nordisk and Pfizer have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics, Inc. has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and that Elixir Pharmaceuticals Inc. has licensed certain rights to Bristol-Meyers Squibb Company’s growth hormone secretagogues and that both companies are actively developing these compounds for use in various indications including cancer cachexia, a wasting disorder affecting some cancer patients. These products work by increasing the levels of rhIGF-1 and, if approved, could potentially compete with Increlex®.

If our growth hormone/IGF-1 combination products are approved for commercial sale, they would compete across all their approved indications with all then existing, biosimilar and long acting growth hormone products, growth hormone secretagogue products, IGF-1 products, including Increlex® , and other products.

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

We are aware that Ambrilia Biopharma Inc., QLT Inc., Indevus Pharmaceuticals Inc. and Camurus AB are conducting research and development programs with long-acting versions of octreotide for the treatment of acromegaly. Octreotide is the generic name of the active molecule in Sandostatin and Sandostatin LAR® Depot. We are also aware that Novartis is developing pasireotide (SOM 230), DeveloGen AG is developing Somatoprin (DG 3173), and that Ipsen is developing dopastatin for the treatment of acromegaly and other hormone secreting tumors. If approved, these therapies would compete with Somatuline® Depot in these indications. It is possible that there are other products currently in development or that exist on the market that may compete directly with Increlex® or Somatuline® Depot.

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

If our contract facilities, contractors or suppliers become unavailable to us for any reason, including as a result of the failure to comply with cGMP regulations, manufacturing problems or other operational failures, such as equipment failures or unplanned facility shutdowns required to comply with cGMP, damage from any event, including fire, flood, earthquake or terrorism, business restructuring or insolvency, or if they fail to perform under our agreements with them, such as failing to deliver commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, we may be delayed in manufacturing Increlex® or may be unable to maintain validation of Increlex® .. This could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues. If the damage to any of these facilities is extensive, or, for any reason, they do not operate in compliance with cGMP or are unable or refuse to perform under our licenses and/or agreements, we will need to find alternative facilities. Further, we are responsible for the manufacture and supply of Increlex® to Ipsen (through our contract manufacturer) for Ipsen’s clinical development and commercial needs. In the event we fail to meet Ipsen’s supply obligations, Ipsen would have the right to exercise its option to manufacture Increlex® on its own or to engage a third-party manufacturer to do so. The number of contract manufacturers with the expertise and facilities to manufacture rhIGF-1 bulk drug substance on a commercial scale in accordance with cGMP regulations is extremely limited, and it would take a significant amount of time and expense to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, these manufacturers’ facilities and processes, prior to our use, would likely have to undergo pre-approval and/or cGMP compliance inspections. In addition, we would need to transfer and validate the processes and analytical methods necessary for the production and testing of rhIGF-1 to these new manufacturers.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

If our contract manufacturers’ and/or Ipsen’s facilities and operations do not maintain satisfactory cGMP compliance, we may be unable to market and sell Increlex® and/or Somatuline® Depot.

The facilities and operations of our contract manufacturers to manufacture and test Increlex®, and of Ipsen to manufacture and test Somatuline® Depot, must undergo continuing inspections by the FDA for compliance with cGMP regulations in order to maintain their respective approvals. Currently, Lonza Baltimore is our sole provider of bulk rhIGF-1, and Ipsen is our sole provider of Somatuline® Depot. Other than with respect to our agreement with Lonza Hopkinton, we have no alternative manufacturing facilities or plans for additional facilities at this time. We do not know if the Lonza Baltimore or Ipsen’s facilities or their operations required for the commercial manufacture of Increlex® and Somatuline® Depot will continue to receive satisfactory cGMP inspections, and we do not know whether Lonza Hopkinton will receive a satisfactory cGMP inspection. In the event these facilities or operations do not receive, or continue to receive, satisfactory cGMP inspections for the manufacture of our products, or for the operation of their facilities in general, we may need to invest in significant compliance improvement programs, fund additional modifications to our manufacturing processes, conduct additional validation studies, or find alternative manufacturing facilities, any of which would result in significant cost to us as well as result in a delay or prevention of commercialization, and may result in our failure to obtain or maintain approvals. In addition, Lonza Baltimore, Lonza Hopkinton, Ipsen and any alternative contract manufacturer we may utilize, will be subject to ongoing periodic inspection by the FDA and corresponding state and foreign agencies for compliance with cGMP regulations and similar foreign standards. We do not have direct control over Ipsen’s or our contract manufacturers’ compliance with these regulations and standards. Any of these factors could delay or suspend clinical trials, regulatory submissions or regulatory approvals, entail higher costs and result in us being unable to effectively market and sell our products or maintain our products in the marketplace, which would adversely affect our ability to generate revenues.

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

Increlex® was approved in the United States for the treatment of severe Primary IGFD based on long-term and extensive studies and clinical trials conducted to demonstrate product safety and efficacy. Somatuline® Depot was approved in Canada and the United States for the treatment of acromegaly on a similar basis. Discovery of previously unknown problems with the raw materials, product or manufacturing processes, such as loss of sterility, contamination, new data suggesting an unacceptable safety risk or previously unidentified side effects or an unfavorable risk-benefit ratio for these products, could result in a voluntary or mandated withdrawal of the products from the marketplace, either temporarily or permanently. Studies may result in data or evidence suggesting another product is safer, better tolerated, or more efficacious than our products, which could lead to reduced sales and royalties. Additionally, discovery of unknown problems with our products or manufacturing processes for our products could negatively impact the established safety and efficacy profile and result in possible reduced sales or product withdrawal. Such outcomes could negatively and materially affect our product sales, royalty stream, operating results, and financial condition.

If other companies overcome our U.S. orphan drug marketing exclusivity for Increlex® or Somatuline® Depot, or obtain marketing authorization in Europe for the treatment of severe Primary IGFD, they will be able to compete with us, and our revenues will be diminished.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The company that obtains the first FDA approval for a designated orphan drug for a rare disease receives marketing exclusivity for use of that drug for the designated condition for a period of seven years from the date of approval. The orphan drug rules are similar in the European Union and marketing exclusivity is for a period of ten years from the date of approval.

The FDA has granted Increlex® orphan drug marketing exclusivity for the long-term treatment of patients with severe Primary IGFD and has granted Somatuline® Depot orphan drug marketing exclusivity for the long-term treatment of acromegaly. In the European Union, the European Medicines Agency (EMEA) has granted Increlex orphan drug marketing exclusivity for the long-term treatment of patients with severe Primary IGFD. Although Increlex® and Somatuline® Depot have received marketing exclusivity, the FDA and EMEA can still approve different drugs for use in treating the same indication or disease covered by our products, which would create a more competitive market for us.

Furthermore, drugs considered to be the same as Increlex® or Somatuline® Depot that demonstrate clinical superiority or provide a major contribution to patient care may be approved for marketing by the FDA and EMEA notwithstanding the grant of orphan drug marketing exclusivity. If other companies are able to overcome our U.S. orphan drug exclusivity, they will be able to compete with us, and our revenues will be diminished.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

In the future, rhIGF-1 or lanreotide manufactured by other parties may be approved for use in the United States. For example, we are aware that Novartis AG (through acquisition of Chiron Corporation) has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by Increlex® , physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which Increlex® has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to which product containing rhIGF-1 to prescribe to their patients. In addition, a competitor could gain FDA approval of a product containing lanreotide for the treatment of an indication other than indication(s) covered by Somatuline® Depot, which would enable physicians to prescribe the competitor’s product for the indication(s) covered by Somatuline® Depot. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 or lanreotide to treat any diseases for which we have received FDA approval, even if it violates our method of use patents and/or we have orphan drug exclusivity for the use of rhIGF-1 or lanreotide to treat such diseases.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

Based on its significant ownership position through certain protective provisions, Ipsen has the ability to significantly influence the outcome of certain actions by our Board of Directors and those requiring the approval of our stockholders. Our other stockholders may be unable to prevent actions taken by Ipsen. Together with the 13,046,346 shares of our common stock that we have issued to Ipsen (and/or an affiliate of Ipsen), the conversion of the convertible notes and the exercise of the warrant that we have also issued to Ipsen would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis, with the opportunity to increase its ownership position to 60% or greater through market purchases. Ipsen was also granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. In addition, under the terms of our affiliation agreement with Ipsen, so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Our affiliation agreement with Ipsen also provides that in the event Ipsen holds at least 60% of the outstanding shares of our common stock, Ipsen is entitled to nominate an unlimited number of directors to our Board of Directors. For so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is also entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting in 2008. Our certificate of incorporation was also amended in connection with our collaboration with Ipsen to waive the corporate opportunity provisions under Delaware law and the corporate opportunity doctrine with respect to opportunities of which Ipsen and Ipsen’s designees to our Board of Directors may become aware as a result of their affiliation with us. Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our common stock shall be deemed to have consented to these provisions of our certificate of incorporation. This deemed consent might restrict the ability to challenge transactions carried out in compliance with these provisions. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen. Currently, one of our directors, Christophe Jean, also serves as the Chief Operating Officer of Ipsen.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

We are subject to Genentech’s option rights with respect to the commercialization of Increlex® for all diabetes and non-orphan indications in the United States; Ipsen’s right of first negotiation to develop and commercialize other endocrine products subsequently acquired or owned by us; and Genentech’s option rights with respect to our growth hormone/IGF-1 combination product candidates.

Under our U.S. license and collaboration agreement with Genentech for Increlex®, Genentech has the option to elect to jointly commercialize rhIGF-1 for all diabetes and non-orphan indications in the United States. Orphan indications are designated by the FDA under the Orphan Drug Act, and are generally rare diseases or conditions that affect fewer than 200,000 individuals in the United States. With respect to those non-orphan and diabetes indications in the United States, once Genentech has exercised its option to jointly develop and commercialize, Genentech has the final decision on disputes relating to the development and commercialization of such indications. Our ability to sublicense the development and commercialization of such products requires the consent of Genentech. Under a letter agreement of July 2007, we and Genentech amended the U.S. license and collaboration agreement to provide that until such time as we initiate the development of rhIGF-1 for diabetes (or a substitute indication mutually agreed to by us and Genentech that has a potential market of greater than $250 million and is not an indication for the central nervous system), Genentech may elect to initiate such development for diabetes or, upon our and Genentech’s mutual agreement, the development of a substitute indication that has a potential market size of greater than $250 million and is not an indication of the central nervous system. In addition, if we elect to discontinue the development of rhIGF-1 for diabetes or a substitute indication selected by us with Genentech’s consent, Genentech has the right to assume development of such indication. In the event that Genentech initiates the development of rhIGF-1 for any such indication before we do or assumes the development of rhIGF-1 for any such indication after such development is discontinued by us, our rights under the agreement for such indication would terminate and Genentech would be granted a non-exclusive license under our rhIGF-1 intellectual property and technology to manufacture, use and sell rhIGF-1 products for diabetes, or if applicable the substitute indication, subject to an obligation to pay us milestone payments and/or royalties to be negotiated by Genentech and us in good faith on sales of these products.

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

Under our development and commercialization agreement with Genentech with respect to our growth hormone/IGF-1 combination product candidates, Genentech has a right to opt into our development and commercialization for short stature indications, AGHD and certain other indications. If Genentech opts in, it would still have the right to subsequently elect to opt out of such development and commercialization of such combination product candidates and products, but only for all indications. Following an opt-in by Genentech, Genentech would control the joint development and commercialization of the combination product candidates and products for certain other indications and could assume control of the joint development and/or commercialization of products for the treatment of AGHD. Upon opt-in, Genentech may also choose to exercise a commercial option to acquire the right for the deciding vote on all commercialization matters pertaining to short stature indications; however, we would remain the lead commercialization party for Short Stature Indications. Because of Genentech’s ability to control the timing and extent of such joint development and commercialization activities and our obligation to co-fund such activities, Genentech may induce us to bear an excessive financial burden in support of or to opt out of the joint development and commercialization of our combination product candidates and/or products for AGHD and certain other indications. In addition, our ability to sublicense the development and commercialization of our growth hormone/IGF-1 combination product candidates requires the consent of Genentech.

Accordingly, because of these various option, limits on sublicensing, and right of first negotiation rights, we may not receive a reasonable return on our investment for developing and/or commercializing Increlex® or our growth hormone/IGF-1 combination product candidates.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

Under the terms of our collaboration with Ipsen, we issued to Ipsen convertible notes in the principal amounts of $25.0 million, €30.0 million and $15.0 million. All of these notes mature on the later of October 13, 2011 or two years from the date of notification of non-convert, and carry a 2.5% coupon per annum from the date of issuance, compounded quarterly. If Ipsen (or a subsequent holder) chooses not to convert these notes, we would be required to pay to Ipsen the principal amount of the notes plus accrued interest at maturity. We are also subject to currency risk on the €30.0 million principal amount convertible note that we issued to Ipsen which, if the note is not converted, may result in the need to raise a greater amount of U.S. dollars to repay this note at maturity than would be required based on a conversion of this note to U.S. dollars at the time we entered into the stock purchase and master transaction agreement with Ipsen in July 2006 or issuance of the note. If we are required to repay the notes in cash, we will likely need to raise such amounts from the capital markets or through a strategic transaction. There is no assurance that we would be able to do so in a timely manner or on reasonable terms. If we are unable to do so, we may be required to delay or curtail our development and commercialization efforts, which would harm our business.

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

We believe that our cash, cash equivalents and short-term investments as of December 31, 2007 as well as internally generated funds will be sufficient to meet our projected operating and capital expenditure requirements through at least the end of 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. Although we have entered into a stock purchase agreement with Genentech pursuant to which we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech, such issuances are subject to various conditions, including a Genentech opt in and the achievement of a regulatory approval milestone, and there can be no assurance that we will receive additional funds from Genentech pursuant to the stock purchase agreement. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under our stock purchase agreement with Genentech at a price per share less than $4.75, which we may not be able to obtain. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan.

Our ability to implement our business plan requires an effective planning and management process. As of December 31, 2007, we had 126 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

There may also be other adverse events associated with the use of Increlex® or Somatuline® Depot, and adverse events may arise that are related to our growth hormone/IGF-1 combination product candidates, which may result in product liability suits being brought against us. While we have licensed the rights to develop, market and sell Increlex®, Somatuline® Depot and our growth hormone/IGF-1 combination product candidates in certain indications, with the exception of certain liabilities covered up to certain limits by our insurance policies, we are not indemnified by any third party, including our contract manufacturers, for any liabilities that we bear and that arise out of our development or use of any of these products or product candidates.

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

In addition, we are contractually obligated to indemnify certain contract manufacturers for certain liabilities that they would otherwise bear and that arise from use of our products or product candidates. Because such contractually assumed liabilities are not covered by any of our insurance policies, the negative financial impact of any such liability could hinder or prevent us from continuing our business.

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

We must implement additional finance and accounting systems, procedures and controls as we grow our business and organization.

As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements have increased our costs and required additional management resources. We have upgraded our finance and accounting systems, procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and an opinion by our independent registered public accountants on the effectiveness of internal controls over financial reporting. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.

If we are unable to attract and retain additional qualified personnel, our ability to market and sell our products and develop other product candidates will be harmed.

Our success depends on our continued ability to attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists and clinicians. We are highly dependent on our current management and key medical, scientific and technical personnel, including: Dr. John A. Scarlett, our Chief Executive Officer; and Dr. Ross G. Clark, our Founder and Chief Technical Officer, whose knowledge of our industry and technical expertise would be extremely difficult to replace. We have at will employment contracts with all of our executive officers. They may terminate their employment without cause or good reason and without notice to us.

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

As of December 31, 2007, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 80.8% of our common stock. Our greater than five percent beneficial owners include Ipsen and its affiliates, which beneficially owned 42.6% (not including shares subject to limited voting agreements with certain of our stockholders); entities affiliated with MPM BioVentures III LLC, which beneficially owned 13.4%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 5.9%; MedImmune, Inc., which beneficially owned 5.8%; and entities affiliated with Rho Capital Partners, which beneficially owned 5.8%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

•	incurring capital expenditures of more than $2.0 million in any given year;

•	making any investment, other than certain permitted investments;

•	entering into any transaction that results in competition with Ipsen;

•	declaring or paying any cash dividends;

•	taking any action with respect to takeover defense measures, including with respect to our stockholder rights plan; and

•	issuing or selling shares of our capital stock, other than issuances or sales after October 13, 2008 that may not exceed $25.0 million in any three-year period, and other limited exceptions.

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

•	estimates of our business potential and earnings prospects;

•	deviations from analysts’ projections regarding business potential, costs and/or earnings prospects;

•	developments with respect to our collaboration with Ipsen;

•	quarterly variations in our operating results;

•	significant developments in the businesses of biotechnology companies;

•	changes in financial estimates by securities analysts;

•	changes in market valuations or financial results of biotechnology companies;

•	additions or departures of key personnel;

•	changes in the structure of healthcare payment or reimbursement systems, regulations or policies;

•	activities of short sellers and risk arbitrageurs;

•	future sales of our common stock, including potential sales of a substantial number of shares by Ipsen and its affiliates, or the perception that such sales are likely to occur;

•	general economic, industry and market conditions; and

•	volume fluctuations, which are particularly common among highly volatile securities of biotechnology companies.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

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

As of December 31, 2007, we had 51,532,229 outstanding shares of common stock. As of December 31, 2007, we had 5,419,638 shares subject to outstanding options granted under our equity compensation plans. In addition, as of December 31, 2007, 15,574,519 shares were issuable upon the exercise of the warrant and conversion of the three convertible notes, which we have issued to Ipsen. Further, the terms of the warrant we issued to Ipsen provide that the number of shares of our common stock subject to the warrant may increase in the event of certain issuances of equity securities by us that dilute Ipsen’s percentage ownership interest in us. Moreover, the initial exercise price of the warrant, and the conversion price of convertible notes we have issued to Ipsen, are subject to certain weighted-average price-based antidilution adjustments. These terms of the warrant and convertible notes may entitle Ipsen to acquire a greater number of shares of our common stock than we currently anticipate.

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

Our facilities consist of approximately 34,400 square feet of office space located in Brisbane, California that is leased to us until October 2011. We have no laboratory or research facilities. We believe that our Brisbane facilities will be adequate for our near-term needs and that suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations, if any.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq Global Market under the symbol “TRCA” since March 17, 2004. The following table sets forth for the periods indicated the high and low closing sale prices of our common stock, as reported by the Nasdaq Global Market.

	Prices
	High	Low
Fiscal 2007:
First Fiscal Quarter	$5.92	$4.64
Second Fiscal Quarter	6.83	5.10
Third Fiscal Quarter	7.17	4.71
Fourth Fiscal Quarter	7.77	5.71

Fiscal 2006:
First Fiscal Quarter	$7.90	$6.29
Second Fiscal Quarter	6.88	3.07
Third Fiscal Quarter	6.70	4.21
Fourth Fiscal Quarter	6.24	4.90

There were approximately 37 holders of record of our common stock as of February 28, 2008. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the consent of Ipsen (or any subsequent holders of the convertible notes that we issued to Ipsen) is required for us to declare or pay any cash dividends pursuant to the terms of the convertible notes that we issued to Ipsen. Suraypharm, S.A.S., an affiliate of Ipsen, also must consent to our declaration or payment of any cash dividends under the terms of the affiliation agreement that we entered into with Ipsen and Suraypharm in October 2006.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Stockholder Return Comparison(1)

The following graph shows the total stockholder return of an investment of $100 cash on March 17, 2004, the date we became a public company, for our common stock, or on February 28, 2004 for the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stock price performance shown on the graph is not necessarily indicative of future price performance.

* $100 invested on 3/17/04 in stock or on 2/28/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Tercica, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data (in thousands, except per share data):
Net revenues:
Net product sales	$9,809	$1,315	$—	$—	$—
License revenue	21,119	194	—	—	—
Royalty revenue	51

Total net revenues:	30,979	1,509	—	—	—

Costs and expenses:
Cost of sales	5,540	1,667	—	—	—
Manufacturing start-up costs	3,065	—	—	—	—
Research and development	19,136	42,034	21,587	29,335	20,916
Selling, general and administrative	43,186	44,248	25,913	12,552	4,834
Amortization of intangibles	468	—	—	—	—

Total costs and expenses	71,395	87,949	47,500	41,887	25,750

Loss from operations	(40,416)	(86,440)	(47,500)	(41,887)	(25,750)
Interest expense	(1,937)	(162)	(1,080)	—	—
Other expense(4)	(3,071)	—	—	—	—
Interest and other income, net	5,975	4,226	2,347	885	327

Loss before income taxes	(39,449)	(82,376)	(46,233)	(41,002)	(24,423)
Provision for income taxes(5)	(1,017)	(621)	—	—	—

Net loss	(40,466)	(82,997)	(46,233)	(41,002)	(25,423)
Deemed dividend related to beneficial conversion features of convertible preferred stock(3)	—	—	—	—	(44,153)

Net loss allocable to common stockholders	$(40,466)	$(82,997)	$(46,233)	$(41,002)	$(69,576)

Basic and diluted net loss per share allocable to common stockholders(1)	$(0.80)	$(2.09)	$(1.51)	$(2.12)	$(38.59)

Shares used in computing basic and diluted net loss per share allocable to common stockholders(1)	50,717	39,789	30,590	19,302	1,803

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$113,485	$125,575	$58,626	$52,001	$37,313
Working capital	101,923	123,181	53,752	45,542	33,346
Total assets	176,683	137,687	66,316	55,022	42,484
Long-term convertible notes, net(2)	86,691	25,172	—	—	—
Convertible preferred stock	—	—	—	—	68,637
Accumulated deficit	(289,204)	(248,738)	(165,741)	(119,508)	(78,506)
Total stockholders’ equity (deficit)	63,159	89,931	56,798	47,677	(33,198)

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

(1)	See Note 3 of the Notes to Financial Statements for information regarding the computation of per share amounts.
(2)	See Note 6 of the Notes to Financial Statements for information regarding the long-term convertible notes.
(3)	We recorded a deemed dividend of $44,153,000 associated with this issuance of preferred shares to reflect the value of the beneficial conversion feature embedded in the Series B convertible preferred stock. The deemed dividend increases the net loss allocable to common stockholders in the calculation of basic and diluted net loss per common share for the year ended December 31, 2003.
(4)	See Note 6 of the Notes to Financial Statements for information regarding the valuation adjustments to the Euro-denominated convertible note.
(5)	See Note 12 of the Notes to Financial Statements for information regarding the withholding taxes associated with milestone payments received from Ipsen.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Two product candidates containing different combinations of Genentech Inc’s recombinant human growth hormone, or rhGH (Nutropin AQ®), and recombinant human insulin-like growth factor-1, or rhIGF-1 (i.e., Increlex®). One product candidate is for the treatment of short stature associated with low insulin-like growth factor-1, or IGF-1, levels and the other product candidate is for the treatment of adult growth hormone deficiency, or AGHD. In January 2008, we initiated dosing patients with Nutropin AQ® and Increlex® in a Phase II study for the treatment of short stature associated with low IGF-1 levels.

Increlex® .    We market Increlex® as a long-term replacement therapy for the treatment of short stature in children with severe primary insulin-like growth factor-1 deficiency, or severe Primary IGFD, and for children with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We commenced marketing Increlex® in the United States in January 2006. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment of short stature in children with Primary IGFD, a less severe and more prevalent form of insulin-like growth factor-1 deficiency, or IGFD. Patient enrollment for this trial was completed in July, 2007 and we expect to present data from this trial at a medical conference in the fourth quarter of 2008.

In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Pursuant to our worldwide strategic collaboration with Ipsen that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications. In 2007, Ipsen launched Increlex® in Austria, Germany, Great Britain, Greece, Hungary, Spain and the Czech Republic and expects to launch Increlex® in additional European countries during 2008. Increlex® generated net product revenues of $9.6 million in the year ended December 31, 2007.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Somatuline® Depot.    Pursuant to our worldwide strategic collaboration with Ipsen, we have the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Depot in the United States and in Canada for all indications other than opthalmic indications. In territories outside the United States including Canada, the product is known as Somatuline® Autogel®. On August 30, 2007, Ipsen received notice of approval from the FDA for marketing Somatuline® Depot in the United States for the long-term treatment of acromegaly in patients who have had an inadequate response to surgery and/or radiotherapy, or for whom surgery and/or radiotherapy is not an option. Acromegaly is a hormonal disorder that results when a tumor in the pituitary gland produces excess growth hormone, resulting in overproduction of IGF-1. We launched Somatuline® Depot in November 2007 in the United States. In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the same indication. Somatuline® Autogel® has received provincial formulary listings for reimbursement approval in the provinces of Quebec, Nova Scotia, New Brunswick, Saskatchewan, and for Alberta Blue Cross and we are awaiting reimbursement approval in the province of Ontario. At present, we have contracted sales and marketing operations in Canada to a third party.

Growth hormone/IGF-1 Combination Product Candidates.    In July 2007, we entered into a combination product development and commercialization agreement with Genentech that governs the development, manufacture and worldwide commercialization of two product candidates containing Nutropin AQ®, Genentech’s rhGH, and Increlex®, for the treatment of all indications except those of the central nervous system. In January 2008, we began dosing the first patients in a Phase II clinical study evaluating the combination of the Nutropin AQ® and Increlex® for the treatment of short stature associated with low IGF-1 levels. The primary objective of this trial is to assess the efficacy, measured as first-year height velocity, and safety of three different combination regimens of Nutropin AQ® and Increlex® compared to Nutropin AQ® alone in the treatment of short stature associated with low IGF-1 levels. The initial patients enrolled in this trial receive separate injections of each of Nutropin AQ® and Increlex®, but the goal of the study is to provide a majority of patients enrolled in the trial with a co-mixture of Nutropin AQ® and Increlex® administered as a single injection.

As of December 31, 2007, we had approximately $113.5 million in cash, cash equivalents and short-term investments. We have generated limited revenues from product sales to date and we have funded our operations since inception primarily through the private placements of equity securities and public offerings of our common stock, as well as through our collaboration with Ipsen. Since our inception we have incurred substantial net losses and we expect to incur substantial net losses for the foreseeable future as we attempt to develop, market and sell Increlex® and Somatuline® Depot, and as we attempt to develop growth hormone/IGF-1 combination products under our combination product collaboration with Genentech. We are unable to predict the extent of any future losses or when we will become profitable, if ever.

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

Product revenues.    We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed or determinable and collectibility is reasonably assured. We record provisions for discounts to customers and rebates to government agencies and international distributors, which are based on contractual terms and regulatory requirements. The rebates and discounts may require management judgment to estimate percentage of eligible sales to these customers. Our product returns policy only allows for the return of product damaged in transit, product shipped in error by us, or discontinued, withdrawn or recalled merchandise. To date, product returns have been de minimis and based on our historical experience as well as the specialized nature of our products, we historically have not provided a reserve for product returns. We will continue to monitor returns in the future and will reassess the need to estimate a product returns reserve if the returns experience increases.

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

Royalty revenues.    We recognize royalty revenues from sales of Increlex® in Ipsen’s territory on a sliding scale from 15% to 25% of net sales. Royalties are recognized as earned in accordance with the contract terms and collectibility is reasonably assured.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to our 2004 Employee Stock Purchase Plan based on estimated fair values. SFAS No. 123R supersedes our previous accounting under Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, relating to SFAS No. 123R. We have applied the provisions of SAB 107 in its adoption of SFAS No. 123R. Refer to Note 11, “Stock-Based Compensation,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K for further information on these matters.

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

As a result of adopting SFAS No. 123R, we recognized stock-based compensation expense of $5.9 million and $5.7 million during the years ended December 31, 2007 and 2006, respectively, which primarily affected our reported research and development and selling, general, and administrative expenses during those periods. Approximately $1.8 million and $4.1 million are included in research and development expenses, and selling, general and administrative expenses, respectively, for the year ended December 31, 2007. Approximately $2.0 million and $3.7 million are included in research and development expenses, and selling, general and

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

administrative expenses, respectively, for the year ended December 31, 2006. We calculated these expenses based on the fair values of the stock-based compensation awards as estimated using the Black-Scholes model. Use of this model requires us to make assumptions about expected future volatility of our stock price and the expected term of the options that we grant. Calculating stock-based compensation expense under SFAS No. 123R also requires us to make assumptions about expected future forfeiture rates for our option awards. As of December 31, 2007, total unrecognized compensation expense related to unvested share-based compensation arrangements previously granted under our various plans was $10.5 million, which we expect to recognize over a weighted-average period of 2.6 years. However, it is difficult to predict the actual amount of share-based compensation expense that we will recognize in future periods as that expense can be affected by changes in the amount or terms of our share-based compensation awards issued in the future, changes in the assumptions used in our model to value those future awards, changes in our stock price, and changes in interest rates, among other factors.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The valuation of inventory requires management to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of our business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating our excess or obsolete inventory for Increlex® but can be significant factors in estimating excess or obsolete inventories for Somatuline® Depot. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. Inventories may include products manufactured at facilities awaiting regulatory approval and are capitalized based on our judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under FAS 123R.

In general, the process for evaluating whether there exists excess or obsolete inventory is not a complex process and does not require significant management judgment. The factors considered in evaluating whether there exists excess or obsolete inventory are:

•	our forecast of future demand, which is updated on a quarterly basis;

•	the expiration date for each lot manufactured;

•	any noncancelable open purchase orders associated with our commercial supply agreements.

In May 2007, we began to transfer our manufacturing process to new facilities and as such, there will be a period of time where the Company will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the FDA, and operational. We are increasing our inventory levels in an effort to ensure that we have adequate supplies to meet future demand and therefore our long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories over the next few quarters. Once the transfer of manufacturing facilities is complete, we will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®. At December 31, 2007, we had inventories recorded in work-in-process of $6.1 million that are under evaluation for manufacturing process transfer approval. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency. Refer to Note 7, “Commitments and Contingencies—Manufacturing Services Agreement,” in the Note to Financial Statements of Part II, Item 8 of this Form 10-K for further discussion regarding inventory purchase commitments.

Valuation of Derivative Instruments

We issued a convertible note in September 2007 and valued certain features embedded therein as derivative liabilities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We estimate the fair value of our derivative liabilities each quarter using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes the market value of our common stock, changes in Euro to Dollar currency exchange rates and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other expense in our statement of operations. These changes in the carrying value of derivatives can have a material impact on our financial statements (see Part II, Item 7A – “Qualitative and Quantitative Disclosures about Market Risk” of this Form 10-K). The derivative liabilities may be recorded into stockholders’ equity upon conversion, payment or expiration of the convertible notes, the timing of which is outside our control.

The embedded derivative liability does not qualify for hedge accounting under SFAS 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other expense in the statements of operations.

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

Intangible Assets

We capitalize fees paid to our licensors related to license agreements for approved products or technology that has alternative future uses, as intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), when we have obtained rights to develop and commercialize licensed products. We amortize these intangible assets with definite lives on a straight-line basis over their estimated useful lives, and review for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Clinical Trial Expenses

We contract with third-party clinical research organizations to perform various clinical trial activities. We recognize research and development expenses for these contracted activities based upon a variety of factors, including patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. We match the recording of expenses in our financial statements to the actual services received from and efforts expended by these third-party clinical research organizations. Depending on the timing of payments to the service providers, we record prepaid expenses and accruals relating to clinical trials based on our estimate of the degree of completion of the event or events as specified in each clinical study or trial contract. We monitor each of these factors to the extent possible and adjust estimates accordingly. Such adjustments to date have not been material to our results of operations or financial position.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Accounting for Income Taxes

On January 1, 2007, we adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. There were no accrued interest or penalties associated with uncertain tax positions as of December 31, 2007. We had $3.8 million of unrecognized tax benefits as of December 31, 2007 and we do not expect our unrecognized tax benefits to change significantly over the next twelve months.

We utilize the liability method of accounting for income taxes as required by SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provision for income taxes for the years ended December 31, 2007 and 2006 represent $1.0 million and $0.6 million, respectively, of French foreign income taxes withheld on upfront license fees received from Ipsen under the Increlex® license. There is no domestic provision for income taxes for the years ended December 31, 2007, 2006 and 2005 because we have incurred operating losses to date.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

In June 2007, the EITF ratified the consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-3. EITF 07-3 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We expect that the adoption of 07-3 will not have an impact on our financial position or results of operations.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, or SAB 110. SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. We are currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

Results of Operations

	2007	2006	2005
	(In thousands)

Net product sales	$9,809	$1,315	$—
Period over period increase	8,494	1,315

License revenue	21,119	194	—
Period over period increase	20,925	194

Royalty revenue	51	—	—
Period over period increase	51	—

Cost of sales	5,540	1,667	—
Period over period increase	3,873	1,667

Manufacturing start-up costs	3,065	—	—
Period over period increase	3,065	—

Research and development expenses	19,136	42,034	21,587
Period over period increase (decrease)	(22,898)	20,447

Selling, general and administrative expenses	43,186	44,248	25,913
Period over period increase (decrease)	(1,062)	18,335

Amortization of intangible assets	468	—	—
Period over period increase	468	—

Interest expense	(1,937)	(162)	(1,080)
Period over period increase	(1,775)	(918)

Interest and other income, net	5,975	4,226	2,347
Period over period increase	1,749	1,879

Other expense	(3,071)	—	—
Period over period increase	(3,071)	—

Provision for income taxes	1,017	621	—
Period over period increase	396	621

Net Revenues

Net revenues consisted of net product sales of Increlex® and Somatuline® Depot, a milestone payment from Ipsen and amortized license revenue associated with our Increlex® License and Collaboration Agreement with Ipsen, and royalty revenues from Ipsen for sales of Increlex® in the European Union.

Net Product Sales

Net product sales increased $8.5 million from $1.3 million in 2006 to $9.8 million in 2007, primarily due to growth in Increlex® net product sales. In March 2007, we announced agreements that settled all prior litigation against Insmed Incorporated. One of the key terms in the settlement agreement stipulated that Insmed will no longer provide IPLEX ™ to patients with severe Primary IGFD and other short stature indications. Following the settlement agreement with Insmed, a number of patients receiving IPLEX™, a product marketed by Insmed, switched to treatment with Increlex®. This along with continued expansion of our patient base and two price increases during 2007 led to the growth of net Increlex® product sales in 2007. In the fourth quarter of 2007, we began shipment of Increlex® to Ipsen for European Union commercial distribution which added $0.3 million to

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

net product sales. In November 2007, we launched Somatuline® Depot in the United States, which added $0.2 million to net product sales. We began shipment of Increlex® to specialty pharmacy distributors in January 2006 and recorded net product sales of $1.3 million in 2006.

Net product sales of $9.6 million and $0.2 million, for Increlex® and Somatuline® Depot, respectively in 2007, consisted primarily of gross product sales less provisions for discounts to customers, rebates to government agencies, product returns and other adjustments. In 2007, we recorded discounts to product sales of $1.2 million in government rebates to state Medicaid agencies and rebates for shipments to our international distributors.

Net product sales of $1.3 million in 2006 consisted primarily of gross Increlex® product sales less provisions for discounts to customers, rebates to government agencies and product returns. There were minimal rebates to state government Medicaid agencies and to international distributors. There were no Somatuline® Depot sales in 2006.

We expect both Increlex® and Somatuline® Depot product sales to increase over the next several quarters, however, we do not expect net Increlex® product sales to increase at the same rate on a year over year basis as we experienced from 2006 to 2007.

License Revenue

License revenue increased $20.9 million from $0.2 million in 2006 to $21.1 million in 2007. In September 2007, per our Increlex® license and collaboration agreement with Ipsen, we received a milestone payment from Ipsen of $20.3 million (or $19.3 million net of withholding taxes) upon the grant of marketing authorization for Increlex® in the European Union for the targeted product label. Additionally, we received an upfront payment of €10.0 million, or $12.4 million, upon execution of our collaboration agreement with Ipsen in 2006, which we are amortizing over a period of approximately 16 years based on the expected term of the license under this agreement. License revenue in 2007 represents the $20.3 million milestone payment as well as $0.8 million amortization of the 2006 upfront payment. At present, we do not anticipate any significant additional licensing or milestone payments related to or for Increlex® in future periods.

Under the terms of our combination product collaboration with Genentech, we may receive certain milestone payments in the future if Genentech elects to exercise their option however, we are unable to predict the timing or the likelihood of any such payments.

Royalty Revenue

We recorded royalty revenue of $0.05 million in 2007 from shipments of Increlex® in the European Union by Ipsen. There were no royalty revenues in 2006 or 2005. We expect our royalty revenues to increase in 2008 as Ipsen continues to expand their Increlex® distribution in the European Union.

Cost of Product Sales

Our cost of sales represents the cost of production, royalties owed to our licensors, distribution shipping and handling costs, inventory write-downs/write-offs based on our review of obsolete, excess, expired and failed inventory lots, and other costs related to production activities. Prior to regulatory approval of Increlex® in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex® by the FDA, we began capitalizing these production costs to inventory and began to charge cost of sales in the first quarter of 2006 as units of Increlex® were sold. In addition to these capitalized drug supply production costs, there are also certain variable and fixed shipping, distribution and handling costs charged to cost of sales.

Cost of product sales increased $3.8 million from $1.7 million in 2006 to $5.5 million in 2007. The increase in 2007 was primarily due to higher sales volume as more Increlex® units were sold and we commenced marketing of Somatuline® Depot. There was no product revenue or related cost of sales in 2005.

Cost of sales as a percentage of net product sales in 2007 was lower than 2006 primarily due to reduced manufacturing lot failures, as well as the absorption of fixed costs over increased production volume.

We expect cost of sales as a percentage of net product sales to decrease in future periods as fixed costs are absorbed over larger production volumes, as our sales mix changes over time, as we execute our production activities, and as the percentage of manufacturing lots that are successfully completed improves. However, there can be no assurances that cost of sales as a percentage of net product sales will decrease due to uncertainties inherent in the manufacturing process.

Manufacturing Start-up Costs

Manufacturing start-up costs were $3.1 million during 2007 and represent amortized costs associated with the transfer of our manufacturing operations to alternate sites. An additional $2.4 million of manufacturing start-up costs associated with this project will be amortized over the remaining transfer period which is expected to occur through June 2008. There may also be additional associated transfer activities and costs that will continue through the end of 2008, as we prepare for FDA site approval.

Research and Development Expenses

Research and development expenses consisted primarily of costs associated with clinical, regulatory, manufacturing development and acquired rights to technology or products in development. Clinical and regulatory activities included the preparation, implementation, and management of our clinical trials and clinical assay development, as well as regulatory compliance, data management and biostatistics. The costs associated with conducting clinical trials and post-marketing expenses, which Phase IV and investigator-sponsored trials and product registries, are included in research and development expenses. Manufacturing development activities included pre-regulatory approval activities associated with technology transfer, pharmaceutical development, process and development and validation, quality control and assurance, analytical services, as well as preparations for current good manufacturing practices, or cGMP, and regulatory inspections. In addition to these manufacturing development and clinical activities, license payments for patents and know-how to develop and commercialize products, are also recorded as research and development expense.

Research and development expenses decreased $22.9 million from $42.0 million in 2006 to $19.1 million in 2007. Research and development expenses were $21.6 million in 2005.

The decrease in 2007 compared to 2006 was primarily due to a license fee of $25.0 million paid in October 2006 to Ipsen related to our Somatuline® License and Collaboration Agreement (See Note 9 in the Notes to the Financial Statements for further details on our collaboration with Ipsen). This decrease was partially offset by an increase in payroll related costs of $0.8 million, clinical drug supply costs of $0.8 million and third party contractor costs of $0.6 million. The increase in payroll related costs in 2007 was primarily due to increased personnel compared to 2006. The increase in third party contractor costs in 2007 was primarily due to an increase in clinical activities associated with Somatuline® Depot and growth hormone/IGF-1 combination product candidates as well as the Increlex® product registry, partially offset by a decrease in activities associated with our European marketing authorization application, or MAA, and clinical activities associated with Primary IGFD and severe Primary IGFD.

The increase in 2006 compared to 2005 was primarily due to a license fee of $25.0 million paid to Ipsen in October 2006 related to our Somatuline® License and Collaboration Agreement, partially offset by $3.8 million in lower external project costs primarily due to lower manufacturing development activities in 2006 and $1.0 million paid in 2005 to Genentech related to Increlex®. Manufacturing development in 2005 was focused on production and validation of our rhIGF-1 manufacturing process and pre-NDA activities.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

The $19.1 million in research and development expense in 2007 was comprised primarily of personnel and related costs of $11.5 million, third party contract costs related to our clinical activities for Increlex® Primary IGFD and severe Primary IGFD of $5.2 million, Somatuline® Depot in acromegaly of $0.9 million, clinical drug supply of $0.8 million and Increlex® activities in support of our MAA of $0.5 million. The $42.0 million in research and development expense in 2006 was comprised primarily of the $25.0 million license fee paid to Ipsen, personnel and related costs of $10.7 million, external project costs related to our clinical activities for Increlex® Primary IGFD and severe Primary IGFD of $4.7 million, and costs associated with our Increlex® MAA filing activities of $1.3 million.

We expect our research and development expenses to increase in 2008 as we undertake clinical development activities for Increlex®, Somatuline® Depot, and growth hormone/IGF-1 combination product candidates and other projects. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of payroll and related costs associated with sales, marketing and medical science personnel, corporate administration and executive management, commercial activities including cost of free drug, professional services including legal and accounting services, medical education and other administrative costs.

Selling, general and administrative expenses decreased $1.0 million from $44.2 million in 2006 to $43.2 million in 2007. Selling, general and administrative expenses in 2006 were $18.3 million higher than in 2005.

The decrease in 2007 compared to 2006 was due primarily to decreased expenses associated with litigation and consulting expenses of $11.3 million, largely offset by an increase in sales and marketing expenses of $6.3 million and payroll and related costs of $4.8 million. The increase in sales and marketing activities was primarily related to increased costs associated with product promotions, medical education, costs in support of Increlex® and the launch of Somatuline® Depot in the U.S. and Canada, as well as costs associated with free goods. The increase in payroll and related expenses was due primarily to additional sales and medical science personnel and non-cash stock compensation expense.

The increase in 2006 compared to 2005 was primarily attributable to additional expenditures associated with sales and marketing activities of $7.9 million, increased general and administrative personnel and other costs of $3.2 million, increased legal expenses primarily associated with litigation with Insmed of $2.8 million, increased expenses of $2.3 million associated with medical education and free goods expense of $1.5 million, of which $0.8 million was related to inventory write-offs due to manufacturing lot failures and $0.1 million for inventory write-downs.

The $43.2 million in selling, general and administrative expenses for the year ended December 31, 2007 was comprised primarily of payroll and related costs of $26.4 million, sales and marketing activities including cost of free drug of $9.6 million, professional services including legal and accounting services of $4.3 million, medical education activities of $1.9 million and other general administrative activities of $1.0 million.

The $44.2 million in selling, general and administrative expenses for the year ended December 31, 2006 was comprised primarily of payroll and related costs of $21.6 million, professional services including legal and accounting services of $15.4 million, sales and marketing activities including cost of free drug of $5.8 million, other general administrative activities of $0.9 million and medical education activities of $0.5 million.

We expect total selling, general and administrative expenses to increase in 2008 as we support a full year of commercial activities for Somatuline® Depot and realize the annualized effect of the additional sales and medical science personnel hired in 2007.

Amortization of Intangible Assets

Amortization of intangible assets of $0.5 million in 2007 represents expense recorded on a straight-line basis of milestone payments made to Ipsen and to Genentech in connection with the U.S. marketing approval of Somatuline® Depot and marketing approval of Increlex® in the European Union, respectively. Refer to Note 9, “License and Collaboration Agreements and Related Party Transactions,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K for further information on these milestone payments. We began amortization of these assets in November 2007 and expect to recognize the straight-line expense of $2.8 million annually through October 2022. There were no amortization of intangibles expense for the years ended December, 31 2006 and 2005.

Interest expense

Interest expense increased $1.7 million from $0.2 million in 2006 to $1.9 million in 2007. The interest expense in 2005 was $1.1 million.

The increase in 2007 compared to 2006 was primarily due to the timing of issuance of the three convertible notes. There was no interest expense for the first nine months of 2006 as the first convertible note was issued to Ipsen in October 2006. The second and third convertible notes were issued in September 2007.

The decrease in 2006 compared to 2005 was primarily due to the issuance of our common stock in 2005 in connection with a loan agreement of $1.0 million and $0.1 million of commitment fees related to this loan agreement.

Interest expense of $1.9 million in 2007 represents interest on the three convertible notes we issued to Ipsen and the related amortization of prepaid financing costs associated with these issuances. We expect interest expense to increase in 2008 as we will realize a full year of interest expense for the three convertible notes. For years thereafter, interest expense should be relatively consistent with 2008 other than increases from compounding of interest as we continue to accrue interest on these convertible notes until exercise or maturity in October 2011. Refer to Note 6, “Long-Term Debt,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K for further information on this transaction.

Other Expense

Other expense of $3.1 million in 2007 was largely due to an unfavorable foreign currency adjustment and an increase in the fair value of the embedded derivative conversion option related to the €30.0 million convertible note we issued to Ipsen in September 2007. The €30.0 million convertible note is denominated in euros and the conversion option is considered an embedded derivative. The note is revalued to U.S. dollars at the end of each reporting period which resulted in a charge of $1.8 million in 2007. Further, the conversion option must also be revalued at the end of each reporting period which resulted in a charge of $1.3 million in 2007. There were no such charges in 2006 and 2005.

As currency rates, our stock price and our volatility assumptions change, we may record income or expense to Other Expense related to both the value of the note as well as the value of the embedded derivative. It is difficult to forecast changes to other expense as we are unable to predict fluctuations in currency rates, our stock price and stock price volatility. Refer to Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

Interest and Other Income, net

Net interest and other income of $6.0 million in 2007 increased by $1.8 million compared to $4.2 million in 2006 primarily due to interest income on higher average cash, cash equivalents and short-term investment balances during 2007. The higher cash balances in 2007 were due primarily to net cash proceeds from our collaboration with Ipsen. In September 2007, we received net cash proceeds of $34.3 from Ipsen in connection

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

with an Increlex® milestone payment, net of withholding taxes, and the issuance of a convertible note to Ipsen in the principal amount of $15.0 million. Additionally, we received gross cash proceeds of $6.9 million in July 2007 from the issuance of common stock to Genentech and Ipsen. In October 2006, we received net cash proceeds of $89.7 million from Ipsen in connection with sale of equity and Increlex® license payments.

Net interest and other income increased to $4.2 million in 2006 from $2.3 million in 2005. The increase was primarily due to interest income on higher average cash, cash equivalents and short-term investment balances as a result the cash received from our collaboration with Ipsen in October 2006 and the impact of higher interest rates in 2006 compared to 2005.

We expect net interest and other income to decrease in 2008 as we use cash and short-term investments to fund our operations, assuming we do not raise additional financing during 2008.

Provision for income taxes

The provision for income taxes of $1.0 million and $0.6 million in 2007 and 2006, respectively, represents French foreign income taxes withheld on a milestone payment and upfront license fee, respectively, received from Ipsen under the Increlex® license. There were no domestic provisions for income taxes in 2007, 2006 and 2005 because we have incurred operating losses to date.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2007, we had approximately $113.5 million in cash, cash equivalents and short-term investments. We had an accumulated deficit of $289.2 million, which was primarily comprised of $245.1 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through December 31, 2007 primarily from issuance of equity, convertible notes and the receipt of milestone payments. To date we have received net cash proceeds of $283.2 million from equity issuances including equity sold to Ipsen and Genentech. We have issued three convertible notes to Ipsen from which we received net cash proceeds of $15.0 million, net of the balance which was used to make milestone payments to Ipsen related to the Somatuline® license and collaboration agreement. In addition, we have received $31.7 million from Ipsen, net of withholding taxes, for milestone payments related to the Increlex® license and collaboration agreement.

Ipsen Collaboration

On October 13, 2006, we completed the initial closing of the transactions contemplated by the stock purchase and master transaction agreement we entered into with Ipsen in July 2006. At the closing, we issued 12,527,245 shares of our common stock to an affiliate of Ipsen for an aggregate purchase price of $77.3 million and issued to Ipsen a convertible note in the principal amount of $25.0 million and a warrant to purchase a minimum of 4,948,795 shares of our common stock, which warrant is exercisable at any time during the five-year period after the initial closing and carries an initial exercise price equal to $7.41 per share. Under the stock purchase and master transaction agreement with Ipsen we issued a second convertible note and a third convertible note to Ipsen in connection with our Somatuline® license and collaboration agreement as described below. Each of the convertible notes that we issued to Ipsen matures on the later of October 13, 2011 or two years from the date of notification of non-convert and carries a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and is convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (or €5.92 per share with respect to the second convertible note). Together with the 13,046,346 shares of our common stock that we have issued to Ipsen (and/or an affiliate of Ipsen) to date, the conversion of all three convertible notes and the exercise of the warrant in full would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis.

Pursuant to the licensing agreements we entered into with Ipsen (and/or affiliates thereof) in connection with the initial closing under the stock purchase and master transaction agreement, we granted to Ipsen and its affiliates exclusive rights to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa, and Ipsen granted to us exclusive rights to develop and commercialize Somatuline® Depot in the United States and Canada. Further, we and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Depot and Increlex®. In addition, we and Ipsen agreed to rights of first negotiation for our respective endocrine pipelines. In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Under the license and collaboration agreement with respect to Increlex®, Ipsen made an upfront cash payment to us of €9.5 million or $11.8 million, after tax withholding in October 2006, and paid us an additional milestone of approximately of €14.3 million or $19.3 million, after tax withholding, in September 2007 for receiving marketing authorization for Increlex® in the European Union for the targeted product label. Ipsen is our marketing partner for Increlex® in the European Union. In November 2007, Increlex® was launched by Ipsen in Ipsen’s territory. We are entitled to royalties on Increlex® sales made in Ipsen’s territory on a sliding scale from 15% to 25% of the average net sales price, in addition to a supply price of 20% of net sales of Increlex®.

Under the license and collaboration agreement with respect to Somatuline® Depot, we made an upfront payment of $25.0 million to Ipsen in October 2006, which was financed through the issuance by us of the first convertible note to Ipsen at the initial closing under the stock purchase and master transaction agreement. In August 2007, we received marketing approval for Somatuline® Depot in the United States for the targeted product label (and the second closing under the stock purchase and master transaction agreement was consummated). Following receipt of the marketing approval, we made a milestone payment of €30.0 million or $41.6 million to Ipsen, which was financed through the issuance by us of the second convertible note to Ipsen at the second closing. The milestone payment was capitalized as an intangible asset and will be amortized over the useful life of the asset. At the second closing, we also issued the third convertible note to Ipsen and Ipsen delivered $15.0 million to us, which will be used by us for working capital. We launched Somatuline® Depot in the United States in November 2007. We pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of the average net sales price of Somatuline® Depot.

There can be no assurance that we will achieve the anticipated benefits of our collaboration with Ipsen. Further, we would be required to pay to Ipsen the principal amounts, including accrued interest, under all three convertible notes that we issued to Ipsen if Ipsen elects not to convert these notes into shares of our common stock. For more information on these and other risks and uncertainties related to our collaboration with Ipsen, see the sections entitled “Risks Related to Our Business” and “Risks Related to Our Common Stock” under Part I, Item 1A of this Form 10-K.

Genentech Combination Product Collaboration

Effective as of July 6, 2007, we and Genentech entered into a combination product development and commercialization agreement which governs the worldwide development and commercialization of two combination product candidates containing Genentech’s rhGH, Nutropin AQ®, and our rhIGF-1, Increlex®, for the treatment of all indications except those of the central nervous system. Initially, we will be responsible for the development and commercialization of all combination product candidates under the combination product agreement and have agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to certain opt in rights granted to Genentech as described in Note 8, “Combination Product Development and Commercialization Agreement” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K. Upon opting in, Genentech would become obligated to reimburse us for a portion of the development costs incurred since July 9, 2007, and thereafter we and Genentech would share future costs and all operating profits and losses, and no royalties will be owed to Genentech. Genentech would receive such profit share in lieu of its royalty payment. As described in Note 8, “Combination Product

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Development and Commercialization Agreement,” in the Notes to Financial Statements, we may receive a cash milestone payment under certain circumstances and may be entitled to royalties on net sales of certain combination products. In connection with the entering into of the combination product agreement, we issued 708,591 shares of common stock to Genentech at price per share of $5.645 pursuant to a stock purchase agreement we entered into with Genentech, resulting in gross cash proceeds of approximately $4.0 million, and we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech pursuant to the stock purchase agreement. However, there can be no assurance that we will receive all or any remaining portion of the anticipated proceeds, including the reimbursement of development costs, the cash milestone payment and additional proceeds from the sale of shares of our common stock to Genentech, nor can there be an assurance that we would achieve the anticipated benefits of our combination product agreement with Genentech. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under the stock purchase agreement at a price per share less than $4.75 and if we do issue shares to Genentech under the stock purchase agreement at a price per share less than $4.75, such issuance would trigger certain weighted-average price-based antidilution adjustments to the convertible notes and warrant we issued to Ipsen. Please refer to Note 8, “Combination Product Development and Commercialization Agreement,” in the Notes to Financial Statements for more detail on the terms of the combination product agreement and stock purchase agreement.

Ipsen Purchase Agreement

In conjunction with our issuance of 708,591 shares of common stock to Genentech, we issued 519,101 shares of common stock to Ipsen in July 2007 at price per share of $5.63, resulting in gross cash proceeds of approximately $2.9 million. The shares of common stock issued to Ipsen were acquired by Ipsen in exercise of certain pro rata purchase rights in connection with our issuance of shares to Genentech. Under the terms of an affiliation agreement we entered into with Ipsen in October 2006, Ipsen has a right of first offer to purchase up to its pro rata portion of new equity securities offered by us (subject to certain exceptions). Although Ipsen purchased additional shares of common stock from us in exercise of certain pro rata purchase rights granted to Ipsen under the terms of our affiliation agreement with Ipsen, we cannot assure that Ipsen will exercise such rights if we issue additional shares of common stock to Genentech pursuant to the stock purchase agreement with Genentech.

Committed Equity Financing Facility

Under the terms of a committed equity financing facility, or CEFF, we entered into with Kingsbridge Capital Limited, or Kingsbridge, Kingsbridge committed to purchase a maximum of approximately 6,000,000 newly issued shares of our common stock over a three-year period beginning in October 2005, for cash up to an aggregate of $75.0 million, subject to certain conditions. We may draw down under the CEFF in tranches of up to the lesser of $7.0 million or 2% of our market capitalization at the time of the draw down of such tranche, subject to certain conditions. The common stock to be issued for each draw down will be issued and priced over an eight-day pricing period at discounts ranging from 6% to 10% from the volume weighted average price of our common stock during the pricing period. During the term of the CEFF, Kingsbridge may not short our stock, nor may it enter into any derivative transaction directly related to our stock. The minimum acceptable purchase price, prior to the application of the appropriate discount for any shares to be sold to Kingsbridge during the eight-day pricing period, is determined by the greater of $3.00 or 90% of our closing share price on the trading day immediately prior to the commencement of each draw down. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase up to 260,000 shares of our common stock at an exercise price of $13.12 per share. We intend to exercise our right to draw down amounts under the CEFF, if and to the extent available, at such times as we have a need for additional capital and when we believe that sales of our common stock under the CEFF provide an appropriate means of raising capital. However, we are not obligated to sell any of the $75.0 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. Under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

Cash Flow

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$(34,265)	$(67,464)	$(43,366)
Investing activities	2,112	(41,781)	(7,704)
Financing activities	64,167	134,767	51,761

Net change in cash and cash equivalents	$32,014	$25,522	$691

Cash, cash equivalents and short-term investments totaled $113.5 million at December 31, 2007, compared to $125.6 million at December 31, 2006 and $58.6 million at December 31, 2005. The net decrease in cash, cash equivalents and short-term investments of $12.1 million in 2007 was due primarily to cash used in operating activities of $34.2 million as discussed below, partially offset by proceeds received from Ipsen associated with our collaboration agreement and issuances of stock also discussed below.

Cash and cash equivalents totaled $72.4 million at December 31, 2007, compared to $40.3 million at December 31, 2006 and $14.8 million at December 31, 2005. The increase in cash and cash equivalents in 2007 was primarily due to proceeds from a milestone payment received from Ipsen of $19.3 million, net of withholding taxes, the issuance of a convertible note in the principal amount of $15.0 million to Ipsen, and the issuance of $6.9 million of common stock to Ipsen and Genentech. Further, we issued a convertible note to Ipsen in the principal amount of €30.0 million or $41.6 million, which was used to finance our milestone payment obligation to Ipsen. The increase in 2006 was primarily due to net proceeds of $34.2 million from the issuance of our common stock in a public offering in January 2006 and net proceeds of $100.0 million, net of issuance costs, from the issuance of common stock and a convertible note in the principal amount of $25.0 million to Ipsen, partially offset by cash used in operating activities of $67.4 million.

Operating Activities

Net cash used in operating activities totaled $34.2 million in 2007. Cash used in operating activities during 2007 was primarily driven by our net losses from operations of $40.5 million adjusted for the non-cash compensation charge of $5.9 million related to our adoption of SFAS No. 123R, as well as $3.8 million related to amortization of the discount and non-cash losses on our Euro-denominated convertible note we issued to Ipsen and non-cash losses on the associated embedded derivative, and by cash used to build inventories of $8.5. The increase in inventories was primarily due to the manufacture of Increlex® and purchases of Somatuline® Depot which were partially funded by an increase in accrued expenses.

Net cash used in operating activities totaled $67.5 million in 2006 which was comprised of net loss of $83.0 million adjusted for the non-cash compensation charge of $5.7 million related to our adoption of SFAS No. 123R and the increase in our inventory balance; partially offset by the $12.4 million received from Ipsen for the upfront Increlex® license fee. Cash used in operating activities totaled $43.4 million in 2005 which was primarily driven by our net losses from operations of $46.2 million and included the receipt of a $1.0 million reimbursement from our landlord for facility improvements which was recorded as deferred rent.

Investing Activities

Net cash provided by investing activities totaled $2.1 million in 2007. Cash provided by investing activities represented net proceeds from purchase, sales and maturities of investments, almost completely offset by milestone payments made of $42.1 million under our licensing agreements with Ipsen for Somatuline® Depot and Genentech for Increlex®, and purchases of property and equipment of $0.9 million.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Net cash used in investing activities totaled $41.8 million in 2006 and $7.7 million in 2005, respectively. Cash used in investing activities in 2006 and 2005 represented net purchases, sales and maturities of short-term investments of $40.7 million and $5.2 million, respectively, and purchases of equipment of $1.1 million and $2.8 million, respectively.

Financing Activities

Net cash provided by financing activities totaled $64.1 million in 2007. Cash provided by financing activities was primarily due to the issuance of two convertible notes to Ipsen in the principal amounts of €30.0 million, or $41.6 million (used to fund a milestone payment to Ipsen) and $15.0 million, respectively, and the issuance of common stock to Ipsen and Genentech of $6.9 million, as well as issuances of common stock under our equity compensation plans of $0.6 million.

Net cash provided by financing activities totaled $134.8 million in 2006. Cash provided by financing activities was primarily related to net proceeds received from the issuance of common stock to Ipsen of $75.5 million, our January 2006 public offering of common stock of $34.2 million, net proceeds from the issuance to Ipsen of a convertible note of $24.5 million, as well as issuances of common stock under our equity compensation plans of $0.5 million.

Net cash provided by financing activities totaled $51.8 million in 2005. Cash provided by financing activities was primarily due to cash proceeds received from our February 2005 public offering of common stock of $51.1 million and issuances of common stock under our equity compensation plans of $0.8 million.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We believe that our cash, cash equivalents and short-term investments as of December 31, 2007 as well as internally generated funds will be sufficient to meet our projected operating and capital expenditure requirements through at least 2008 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Depot at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore, Inc. and Lonza Hopkinton Inc., including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex® use in Primary IGFD and/or other regions;

•	Ipsen’s ability to supply Somatuline® Depot to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Depot;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued to Ipsen;

•	the status of competing products;

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

Contractual Obligations and Commercial Commitments

Our contractual obligations as of December 31, 2007 were as follows (in thousands):

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations(1)	$4,075	$1,058	$2,208	$809	$—
Long-term debt obligations(2)	84,224	—	—	84,224	—
Purchase obligations(3)	16,792	16,792	—	—	—
Interest expense on long-term debt(2)	9,650			9,650

Total contractual obligations	$114,741	$17,850	$2,208	$94,683	$—

(1)	Our obligations for operating leases include leases for our present office facilities and office equipment. In 2005, we obtained a $340,000 irrevocable letter of credit in conjunction with the lease agreement covering our present facilities. This irrevocable letter of credit is collateralized for the same amount by cash, cash equivalents and short-term investments held in a Company bank account and has been recorded as restricted cash. The lease agreement covering our present facilities expires October 2011 and includes an option to renew for five years. Please refer to Note 7, “Commitments and Contingencies,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K for further discussion regarding our future operating lease commitments.
(2)	Other long-term debt obligations refers to the long-term convertible notes issued to Ipsen, which accrue interest at a rate of 2.5% per year, compounded quarterly, and are convertible into our common stock at an initial conversion price of $7.41 per share (or €5.92 per share with respect to the Euro-denominated convertible note we issued to Ipsen), subject to adjustment. The balance as of December 31, 2007 included accrued interest of $1.2 million. The entire principal balance and accrued interest under these convertible notes is due and payable on the later to occur of (i) October 13, 2011 or (ii) the second anniversary of the date on which Ipsen (or a subsequent holder of these convertible notes) notifies us that it will not convert these convertible notes in full. However, Ipsen (or subsequent holders of these convertible notes) is entitled to declare all amounts outstanding under these convertible notes immediately due and payable under certain circumstances. Please refer to Note 6, “Long-Term Debt—Convertible Notes,” in the Notes to Financial Statements of Part II, Item 8 of this Form 10-K for further discussion regarding the long-term convertible notes we issued to Ipsen.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

(3)

Purchase obligations include commitments related to manufacturing operations. Includes our purchase obligations under our contract manufacturing arrangements with Lonza Baltimore, for bulk supply of Increlex®, and with Hospira Worldwide, Inc., for commercial and clinical quantities of Increlex®. Also includes our purchase obligations under our agreement with Lonza Hopkinton. Pursuant to our agreement with Lonza Hopkinton, we have a non-cancelable obligation to pay Lonza Hopkinton a capacity reservation fee related to the technology transfer of manufacturing facilities in the amount of $5.0 million, of which we paid $1.3 million in May 2007, and the remaining $3.7 million will be paid on or before April 1, 2008. In connection with the initiation of construction and purchasing of equipment and other site development activities, Lonza Hopkinton will bear upfront costs of $6.6 million which we would have to reimburse a portion of in the event we do not fulfill our commitment to purchase a certain number of commercial drug substance batches. Further, we have an obligation to pay Lonza Hopkinton approximately $1.0 million on or before April 1, 2008 for the production of bulk rhIGF-1 conformance lots, exclusive of required materials. As we reach certain future milestones, we may be committed to commercial production of Increlex® on a time and materials basis and per batch basis. Please refer to Note 7, “Commitments and Contingencies – Manufacturing Services Agreements,” in the Note to the Financial Statements of Part II, Item 8 of this Form 10-K for further discussion regarding our purchase obligation commitments.

Under our agreement with Ipsen for Increlex®, we are required to provide Ipsen with 100% of their Increlex® supply to meet their demand and development activities through the term of our agreement with Ipsen for Increlex® which extends 15 years from the first commercial sale by Ipsen (which first occurred in November 2007. Under our agreement with Ipsen for Increlex®, we granted to Ipsen an exclusive option for Ipsen to make or have made their Increlex® supply if we fail to provide drug product in accordance with the terms of our agreement with Ipsen for Increlex®.

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

Interest Rate Risk

As of December 31, 2007, we held $72.4 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of less than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.7 million for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of December 31, 2007, we held $41.1 million in short-term investments, which consisted primarily of money market funds held by large institutions in the United States, federal agency bonds, commercial paper, corporate bonds and asset-backed securities maturing in less than twelve months. The weighted average interest rate of our investments held was approximately 5.3% during 2007. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.4 million for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

Foreign Currency Exchange Risk

The Euro-denominated convertible note we issued to Ipsen was recorded at €21.5 million or approximately $30.7 million, net of discount and including accrued interest, at December 31, 2007. The face value of the note is €30.0 million plus accrued interest of €0.2 and the discount of €8.7 million will be accreted over the life of the convertible note. The convertible note accrues interest at a rate of 2.5% per year, compounded quarterly until maturity in October 2011. As currency rates change, the net recorded value of the convertible note (which will also be increasing in value due to the accretion of the discount and accrued interest) will be revalued, and the corresponding translation adjustment will be recorded in the statements of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statements of operations of approximately $3.2 million. Upon maturity of the convertible note in October 2011, if the holder of the note chooses to not convert, we would be required to repay the convertible note of €33.2 million which includes accrued interest. A hypothetical change of 10% in currency rates could result in our paying $4.9 million more or less in cash than anticipated upon issuance of the convertible note.

Associated with the issuance of this convertible note to Ipsen, we recorded a derivative liability due to a conversion option denominated in a foreign currency. The terms of the convertible note include a conversion option not under our control. This conversion option is considered to be an embedded derivative liability and we determined the fair value of this derivative to be €9.2 million or approximately $12.8 million on the date of issuance, or September 17, 2007. Due to the quarterly revaluation of the embedded derivative liability and due to foreign currency revaluation, we recorded in our statements of operations other expense of $1.3 million for the year ended December 31, 2007. At December 31, 2007, the embedded derivative liability was valued at €9.6 million or approximately $14.1 million. We determine the fair value of the derivative liability using the Black-Scholes-Merton valuation model. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the conversion price of note, volatility of our common stock, the expected life, the Euro to U.S. dollar currency exchange rate and the risk-free interest rate. A change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows. A hypothetical change of 10% in currency rates could result in an adjustment to the statements of operations of approximately $1.4 million.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Item 8.	Financial Statements and Supplementary Data.

TERCICA, INC.

R eport of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have audited the accompanying balance sheets of Tercica, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tercica, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2007, Tercica, Inc., changed its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tercica, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 27, 2008

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have audited Tercica, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tercica, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tercica, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Tercica, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

February 27, 2008

T ERCICA, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$72,353	$40,339
Short-term investments	41,132	85,236
Accounts receivable—(net of allowances: 2007 - $44; 2006 - $8; including amounts from related parties: 2007 - $165; 2006 - $0)	1,607	335
Inventories	13,891	5,092
Prepaid expenses and other current assets	2,117	1,948

Total current assets	131,100	132,950
Property and equipment, net	3,023	3,861
Intangible assets	41,672	—
Restricted cash	440	340
Other assets	448	536

Total assets	$176,683	$137,687

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,366	$2,457
Accrued expenses	11,539	6,214
Liability for early exercise of stock options	—	32
Other current liabilities	310	290
Deferred revenue, less long-term portion	881	776

Total current liabilities	15,096	9,769
Long-term convertible notes, net (refer to Note 6)	86,691	25,172
Deferred rent	1,062	1,363
Deferred revenue, long-term portion	10,675	11,452

Total liabilities	113,524	47,756
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, 1,000,000 shares designated as Series A junior participating preferred stock, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized; 51,532,229 and 50,141,776 shares issued and outstanding at December 31, 2007 and 2006, respectively	52	50
Additional paid-in capital	352,278	338,608
Accumulated other comprehensive income	33	11
Accumulated deficit	(289,204)	(248,738)

Total stockholders’ equity	63,159	89,931

Total liabilities and stockholders’ equity	$176,683	$137,687

See accompanying notes.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

T ERCICA, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net revenues:
Net product sales (including amounts from related parties: 2007 - $324; 2006 - $0)	$9,809	$1,315	$—
License revenue	21,119	194	—
Royalty revenue (including amounts from related parties: 2007 - $43; 2006 - $0)	51	—	—

Total net revenues	30,979	1,509	—

Costs and expenses:
Cost of sales	5,540	1,667	—
Manufacturing start-up costs	3,065	—	—
Research and development*	19,136	42,034	21,587
Selling, general and administrative*	43,186	44,248	25,913
Amortization of intangibles	468	—	—

Total costs and expenses	71,395	87,949	47,500

Loss from operations	(40,416)	(86,440)	(47,500)
Interest expense	(1,937)	(162)	(1,080)
Other expense	(3,071)	—	—
Interest and other income, net	5,975	4,226	2,347

Loss before income taxes	(39,449)	(82,376)	(46,233)
Provision for income taxes	(1,017)	(621)	—

Net loss	$(40,466)	$(82,997)	$(46,233)

Basic and diluted net loss per share	$(0.80)	$(2.09)	$(1.51)

Shares used to compute basic and diluted net loss per share	50,717	39,789	30,590

* Includes stock-based compensation expense as follows:
Research and development	$1,799	$2,043	$1,188
Selling, general and administrative	4,070	3,680	1,006

Total	$5,869	$5,723	$2,194

See accompanying notes.

T ERCICA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2004	24,172,162	$24	$173,621	$(6,388)	$(72)	$(119,508)	$47,677
Issuance of common stock upon initial public offering at $8.00 per share in February 2005, net of underwriting discount and offering expenses of $4,058	6,900,000	7	51,135	—	—	—	51,142
Vesting of common stock from early exercises of stock options	201,373	1	140	—	—	—	141
Issuance of common stock	192,824	—	806	—	—	—	806
Reversal of deferred stock compensation due to forfeitures	—	—	(1,695)	1,695	—	—	—
Amortization of deferred stock compensation	—	—	—	2,102	—	—	2,102
Issuance of stock options to consultants in exchange for services	—	—	72	—	—	—	72
Stock-based compensation recognized due to stock option modifications	—	—	20	—	—	—	20
Issuance of common stock in connection with senior credit facility, net of issuance costs of $1	112,500	—	1,001	—	—	—	1,001
Financing cost of warrant issued in connection with committed equity financing facility	—	—	(1,196)				(1,196)
Issuance of warrant in connection with committed equity financing facility	—	—	1,196	—	—	—	1,196
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	70	—	70
Net loss	—	—	—	—	—	(46,233)	(46,233)

Comprehensive loss	—	—	—	—	—	—	(46,163)

Balances at December 31, 2005	31,578,859	$32	$225,100	$(2,591)	$(2)	$(165,741)	$56,798
Vesting of common stock from early exercises of stock options	88,513	—	84	—	—	—	84
Reversal of deferred stock compensation pursuant to SFAS 123(R) adoption	—	—	(2,591)	2,591	—	—	—
Issuance of common stock in connection with Ipsen, net of issuance costs of $15,457	12,527,245	12	61,850	—	—	—	61,862
Issuance of warrant in connection with Ipsen collaboration	—	—	13,623	—	—	—	13,623
Issuance of common stock sold pursuant to public offering, net of issuance costs of $278	5,750,000	6	34,216	—	—	—	34,222
Issuance of common stock	197,159	—	519	—	—	—	519
Stock-based compensation	—	—	5,807	—	—	—	5,807
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(82,997)	(82,997)

Comprehensive loss	—	—	—	—	—	—	(82,984)

See accompanying notes.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	50,141,776	$50	$338,608	$—	$11	$(248,738)	$89,931
Vesting of common stock from early exercises of stock options	20,834	—	33	—	—	—	33
Issuance of common stock in connection with Ipsen	519,101	1	2,932	—	—	—	2,933
Issuance of common stock in connection with Genentech	708,591	1	3,999	—	—	—	4,000
Issuance of common stock	141,927	—	594	—	—	—	594
Stock-based compensation	—	—	6,112	—	—	—	6,112
Comprehensive loss:
Unrealized gain on marketable securities	—	—	—	—	22	—	22
Net loss	—	—	—	—	—	(40,466)	(40,466)
Comprehensive loss	—	—	—	—	—	—	(40,444)

Balances at December 31, 2007	51,532,229	$52	$352,278	$—	$33	$(289,204)	$63,159

See accompanying notes.

T ERCICA, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(40,466)	$(82,997)	$(46,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,640	1,162	707
Loss on disposal of property and equipment	—	121	76
(Accretion) / Amortization of (discounts) /premiums relating to available-for-sale securities	(1,018)	(756)	(701)
Stock based compensation	5,869	5,723	2,102
Amortization of debt issuance costs	128	28	1,002
Amortization of discount on convertible note	753	—	—
Amortization of intangibles	468	—	—
F/X gain (loss) on convertible note	1,787	—	—
Derivative gain (loss)	1,284	—	—
Commitment fee written-off due to termination of senior credit facility	—	—	75
Stock compensation to consultants in exchange for services	—	—	72
Other	—	—	23
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(209)	(300)	(938)
Accounts receivable, net	(1,272)	(335)	—
Inventories	(8,466)	(3,372)	(1,636)
Restricted cash	(100)	—	(340)
Accounts payable	(91)	212	(1,722)
Accrued expenses	5,325	464	2,718
Deferred rent	(281)	224	1,429
Deferred revenue	(670)	12,226	—
Interest payable (long-term)	1,054	136	—

Net cash used in operating activities	(34,265)	(67,464)	(43,366)

Cash flows from investing activities:
Purchases of property and equipment	(892)	(1,123)	(2,838)
Proceeds received from sale of equipment	—	—	300
Milestone payment to collaboration partners	(42,140)
Purchases of available-for-sale securities	(117,289)	(92,294)	(110,641)
Proceeds from maturities and sales of available-for-sale securities	162,433	51,636	105,475

Net cash used in investing activities	2,112	(41,781)	(7,704)

Cash flows from financing activities:
Proceeds from issuance of convertible note, net of issuance costs	56,640	24,555	—
Proceeds from issuance of common stock, excluding early exercised options	594	519	806
Proceeds from early exercised options	—	23	—
Repurchases of unvested early exercised options	—	—	(111)
Payment of commitment fees for senior credit facility	—	—	(76)
Net proceeds from public offerings of common stock	—	34,186	51,142
Net proceeds from the sale of common stock to Ipsen, S.A.	2,933	75,484	—
Net proceeds from the sale of common stock to Genentech	4,000

Net cash provided by financing activities	64,167	134,767	51,761

Net increase in cash and cash equivalents	32,014	25,522	691
Cash and cash equivalents, beginning of year	40,339	14,817	14,126

Cash and cash equivalents, end of year	$72,353	$40,339	$14,817

Supplemental schedule of noncash activities:
Cash paid during the year for:
Taxes paid	$1,017	$632	$—
Cash paid for interest	—	—	75
Non-cash investing and financing activities:
Increase in common stock from vesting of early exercises of stock options	$33	$84	$140
Issuance of common stock for senior credit facility	—	—	1,001
Issuance of warrant in connection with committed equity financing facility	—	—	1,196
Issuance of warrant in connection with Ipsen transaction	—	13,622	—
Deferred stock compensation, net of forfeitures	—	—	(1,695)
Bifurcation of embedded derivative	12,797	—	—

See accompanying notes.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Description of Business

Company

Tercica, Inc. (the “Company”) is a biopharmaceutical company developing and marketing a portfolio of endocrine products. The Company currently has the following products and product candidates in its commercialization and development portfolio:

•	Increlex®, which is approved for marketing in both the United States and the European Union;

•	Somatuline® Depot, which is approved for marketing in both the United States and Canada; and

•

Two product candidates containing different combinations of Genentech Inc’s recombinant human growth hormone, or rhGH, and recombinant human insulin-like growth factor-1, or rhIGF-1 (i.e., Increlex®). One product candidate is for the treatment of short stature associated with low LGF-1 levels and the other product candidate is for the treatment of adult growth hormone deficiency (AGHD). In January 2008, the Company initiated dosing of patients with Genentech, Inc.’s rhGH (Nutropin AQ® )and Increlex® in a Phase II study for the treatment of short stature associated with low IGF-1 levels.

Use of Estimates and Reclassifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.    Summary of Significant Accounting Policies

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

In June 2007, the EITF ratified the consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and recognized as expense as the related goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company expects that the adoption of 07-3 will not have an impact on its financial position or results of operations.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110). SAB 110 is effective on January 1, 2008, and expresses the views of the staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. The Company is currently evaluating the impact of applying the provisions of SAB 110 on its financial statements.

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash, and Cash Equivalents, Short-Term Investments and Restricted Cash

The Company has classified its entire investment portfolio as available-for-sale. All highly liquid investments with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company’s cash equivalents include interest-bearing money market funds. The Company’s short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase but not exceeding one year.

Fair Value of Financial Instruments

The fair value of the Company’s cash equivalents and marketable securities is based on quoted market prices. The carrying amount of cash equivalents and marketable securities is equal to their respective fair values at December 31, 2007 and 2006.

Other financial instruments, including accounts receivable, accounts payable and accrued expenses, are carried at cost, which the Company believes approximates fair value because of the short-term maturity of these instruments. The fair value of the Company’s convertible debt was $72.6 million and $25.2 million at December 31, 2007 and 2006, respectively.

Valuation of Derivative Instruments

The Company issued a convertible note in September 2007 for €30.0 million or $44.2 million. The terms of the note provide that the holder may convert the note into shares of the Company’s common stock based upon a fixed Euro amount per share. Because the conversion option is not fixed in the Company’s functional currency (the U.S. dollar), the conversion option is not considered indexed to the Company’s stock. Therefore, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company accounts for the conversion option as an embedded derivative that is bifurcated and measured separately from the convertible note (the host instrument). The note is denominated in Euros and the liability must be remeasured into U.S. dollars each quarter end based upon the then current Euro-U.S. dollar exchange ratio. The embedded derivative has a carrying value of €9.6 million or $14.1 million at December 31, 2007. Remeasurement of the liability is recorded as foreign currency gains or losses in other income and expense in the accompanying statements of operations. The Company estimates the fair value of its derivative liabilities each quarter-end using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on various factors including the Company’s current stock price and stock price volatility, the volatility of the Euro against the US dollar, and other assumptions. Changes in the fair value of the embedded conversion option are recorded as non-cash gains and losses within other income and expense in the Company’s statements of operations with offsetting amounts classified on the balance sheet in the convertible note host debt instrument. Changes in the fair value of the embedded conversion option can have a material impact on the Company’s financial statements. Upon conversion of the note into the Company’s common stock in accordance with its terms or payment or expiration of the convertible note, the host debt instrument including the fair value of the embedded conversion option will be reclassified into common stock and additional paid in capital at then current estimated fair values. The timing of any such conversion is outside of the Company’s control.

The embedded derivative liability does not qualify for hedge accounting under SFAS 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other expense in the statements of operations.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The Company performs evaluations of its customers’ financial condition and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. The Company has not recorded reserves related to the collectibility of its trade accounts receivable for the years ended December 31, 2007 and 2006. All allowances recorded are based on estimated discounts provided to the Company’s customers who pay their invoices within specified net payment terms.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for the Company’s products. Due to the nature of the Company’s business and our target market, we believe levels of inventory in the distribution channel is not significant, and changes in demand due to price changes from competitors and the introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory for Increlex® but can be significant factors in estimating excess or obsolete inventories for Somatuline® Depot. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. Inventories may include products manufactured at facilities awaiting regulatory approval and are capitalized based on management’s judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under FAS 123R.

In general, the process for evaluating whether there exists excess or obsolete inventory is not a complex process and does not require significant management judgment. The factors considered in evaluating whether there exists excess or obsolete inventory are:

•	the Company’s forecast of future demand, which is updated on a quarterly basis;

•	the expiration date for each lot manufactured; and

•	any noncancelable open purchase orders associated with our commercial supply agreements.

In May 2007, the Company began to transfer its manufacturing process to new facilities and as such, there will be a period of time where the Company will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the FDA, and operational. The Company is increasing its inventory levels in an effort to ensure that the Company has adequate supplies to meet future demand and therefore the Company’s long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories over the next few quarters. Once the transfer of manufacturing facilities is complete, the Company will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®.

See “Manufacturing Services Agreement” in Note 7—Commitments and Contingencies, for further discussion regarding inventory purchase commitments.

Revenue Recognition

The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Multiple element agreements entered into are

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Product revenues.    The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed or determinable and collectibility is reasonably assured. The Company records provisions for discounts to customers and rebates to government agencies and international distributors, which are based on contractual terms and regulatory requirements. The Company’s product returns policy only allows for the return of product damaged in transit, product shipped in error by the Company, or discontinued, withdrawn or recalled merchandise. To date, product returns have been de minimis and based on the Company’s historical experience as well as the specialized nature of the Company’s products, the Company historically has not provided a reserve for product returns. The Company will continue to monitor returns in the future and will reassess the need to estimate a product returns reserve if the returns experience increases.

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

Royalty revenues.    The Company recognizes royalty revenues from sales of Increlex® in Ipsen’s territory on a sliding scale from 15% to 25% of net sales. Royalties are recognized as earned in accordance with the contract terms when royalties from Ipsen can be reasonably estimated and collectibility is reasonably assured.

Intangible Assets

The Company capitalizes fees paid to the Company’s licensors related to license agreements for approved products or technology that has alternative future uses, as intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), when the Company has obtained rights to develop and commercialize licensed products. The Company amortizes these intangible assets with definite lives on a straight-line basis over their estimated useful lives, and reviews for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Manufacturing Start-up Costs

Manufacturing start-up costs are comprised of third-party costs related to the establishment of alternative manufacturers for the Company’s drug substance rhIGF-1 and drug product Increlex®. These expenses include costs associated with the Company’s contract manufacturers, pre-approval product manufacturing, process transfer, validation and qualification activities, and compliance-related support, pre-regulatory approval preparations for current good manufacturing practices (cGMP) and FDA approval.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research and Product Development Costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, Accounting for Research and Development Costs, research and development costs are expensed as incurred.

Research and development activities are associated primarily with clinical, regulatory, manufacturing development and acquired rights to technology or products in development. Clinical and regulatory activities included the preparation, implementation, and management of our clinical trials and clinical assay development, as well as regulatory compliance, data management and biostatistics. The costs associated with conducting clinical trials and post-marketing expenses, which include Phase IV and investigator-sponsored trials and product registries, are included in research and development expenses. Manufacturing development activities included pre-regulatory approval activities associated with technology transfer, pharmaceutical development, process and development and validation, quality control and assurance, analytical services, as well as preparations for current good manufacturing practices, or cGMP, and regulatory inspections. In addition to these manufacturing development and clinical activities, license payments for patents and know-how to develop and commercialize products, are also recorded as research and development expense.

Clinical Trial Expenses

The Company contracts with third-party clinical research organizations to perform various clinical trial activities. The Company recognizes research and development expenses for these contracted activities based upon a variety of factors, including patient enrollment rates, clinical site initiation activities, labor hours and other activity-based factors. The Company matches the recording of expenses in the financial statements to the actual services received and efforts expended. Depending on the timing of payments to the service providers, the Company records prepaid expenses and accruals relating to clinical trials based on the estimate of the degree of completion of the event or events as specified each clinical study or trial contract. The Company monitors each of these factors to the extent possible and adjusts estimates accordingly.

Promotional and Advertising Expenses

The Company expenses the costs of promotional and advertising expenses, as incurred. Promotional and advertising expenses consist primarily of promotional materials and activities, design and layout costs of promotional materials, and direct mail advertising. Promotional and advertising expenses were $2,904,000, $1,396,000 and $1,069,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

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

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accounting for Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. See Note 12—Income Taxes for further detail.

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Valuation of Warrants

In order to estimate the value of warrants, the Company uses the Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions. The most significant assumption is estimate of the expected volatility. The value of a warrant is derived from its potential for appreciation in value. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in the stock price. The Company records the value of a warrant to additional paid-in capital based using certain assumptions applicable at the measurement date, which is generally determined to be at the closing date of a warrant transaction. However, it is difficult to predict the valuation of warrants issued in future periods as that value can be affected by changes in the volatility of the Company’s common stock.

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the 2004 Employee Stock Purchase Plan (“Purchase Plan”) based on estimated fair values. SFAS No. 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. See Note 11—Stock-Based Compensation for further detail.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss, as reported	$(40,466)	$(82,997)	$(46,233)
Change in unrealized gains/(losses) on marketable securities, net of taxes	22	13	70

Comprehensive loss	$(40,444)	$(82,984)	$(46,163)

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

The Company sources all of its bulk manufacturing and fill-finish manufacturing through single-source third-party suppliers and contractors and the Company obtains specific components and raw materials used to manufacture Increlex® from either single-source or sole-source suppliers. If these contract facilities, suppliers or contractors become unavailable to the Company for any reason, the Company may be delayed in manufacturing Increlex® or may be unable to maintain validation of Increlex®, which could delay or prevent the supply of commercial and clinical product, or delay or otherwise adversely affect revenues and the Company’s license and collaboration agreement with Ipsen pursuant to which the Company is required to supply Increlex® to Ipsen. The Company believes that it has established guidelines to maintain an adequate level of inventory to mitigate this potential negative impact.

The Company sources its entire Somatuline® Depot inventory from Ipsen. If Ipsen is unable to supply or is delayed in providing Somatuline® Depot to the Company, our revenues could be adversely impacted. The Company believes that is has established guidelines to maintain an adequate level of inventory to mitigate the potential negative impact of supply delays.

The Company promotes its products to medical professionals, but the Company sells its products primarily to distributors and its product revenues and accounts receivable are concentrated with a few customers. Customer concentrations in net product sales that are greater than 10% of the relative total are:

	Year Ended December 31,
Customer Sales	2007	2006
Customer A	21%	0%
Customer B	19%	24%
Customer C	18%	23%
Customer D	14%	22%
Customer E	5%	14%

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Customer concentrations in trade accounts receivable that are greater than 10% of the relative total are:

	Year Ended December 31,
Customer Trade Accounts Receivable	2007	2006
Customer A	15%	0%
Customer B	16%	21%
Customer C	12%	17%
Customer D	21%	11%
Customer E	6%	15%
Customer F	14%	1%
Customer G	10%	8%

Commercialization of Increlex® began in 2006 and, therefore, the Company had no sales or accounts receivable in prior years. Sales of Increlex® in the United States represented approximately 91% and 92% of total product sales in the years ended December 31, 2007 and 2006, respectively.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Net loss	$(40,466)	$(82,997)	$(46,233)

Denominator:
Weighted-average common shares outstanding used to compute basic loss per share	50,717	39,789	30,619
Less: Weighted-average unvested common shares subject to repurchase	—	—	(29)

Denominator for basic and diluted net loss per share	50,717	39,789	30,590

Basic and diluted net loss per share	$(0.80)	$(2.09)	$(1.51)

	December 31,
	2007	2006	2005
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock	5,420	3,895	2,851
Convertible notes	10,626	3,397	—
Warrants	5,209	5,268	260

	21,255	12,560	3,111

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    Balance Sheet Details

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

The Company has two irrevocable letters of credit amounting to $440,000. The first letter of credit was obtained in the year ended December 31, 2005 in conjunction with a lease agreement for its facility. The second letter of credit was obtained in the year ended December 31, 2007 in conjunction with obtaining a business license. The letters of credit are collateralized for the same amount by cash, cash equivalents and short-term investments held in a Company bank account and have been recorded as restricted cash in the accompanying balance sheet. Restricted cash was $440,000 and $340,000 as of December 31, 2007 and 2006, respectively.

The following is a summary of available-for-sale securities (in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities maturing within 1 year:
Commercial paper	$34,974	$11	$—	$34,985
Government sponsored entity bonds	14,000	11	—	14,011
Asset-backed securities	8,809	9	—	8,818
Corporate bonds	4,660	2	—	4,662

Total available-for-sale debt securities	$62,443	$33	$—	$62,476

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities maturing within 1 year:
Auction market preferred	$30,700	$—	$—	$30,700
Corporate bonds	4,289	—	—	4,289
Commercial paper	58,942	8	—	58,950
Government sponsored entity bonds	10,866	2	—	10,868
Repurchase agreements	9,325	—	—	9,325
Asset-backed securities	7,410	1	—	7,411

Total available-for-sale debt securities	$121,532	$11	$—	$121,543

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s financial instruments are classified as follows (in thousands):

	December 31,
	2007	2006
Cash	$51,449	$4,372
Cash equivalents	20,904	35,967

Cash and cash equivalents	72,353	40,339
Short-term investments	41,132	85,236
Long-term restricted cash	440	340

Total	$113,925	$125,915

Realized losses on the sale of available-for-sale securities for the years ended December 31, 2007, 2006 and 2005 were immaterial.

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$2,453	$1,477
Work-in-process	8,662	3,280
Finished goods	2,776	335

Total	$13,891	$5,092

The Company recorded inventory write-downs of approximately $612,000 and $1,566,000, during the years ended December 31, 2007 and 2006, respectively. Inventory write-downs during 2007 and 2006 primarily related to Increlex® manufacturing lot failures in the second quarter of 2007 and in the second and third quarters of 2006. Inventory write-downs were recorded to cost of goods sold and selling, general and administrative expense, of $423,000 and $189,000, respectively, for the year ended December 31, 2007. Inventory write-downs were recorded to cost of goods sold and selling, general and administrative expenses of $690,000 and $876,000, respectively, for the year ended December 31, 2006.

At December 31, 2007, the Company had inventories recorded in work-in-process of $6.1 million that are validation lots and are under evaluation for manufacturing process transfer approval. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency. If the Company does not receive approval from the FDA for the technology process transfer, these conformance lots would not be available for commercial use and therefore would be expensed immediately.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2007	2006
Office equipment	$373	$316
Furniture and fixtures	674	635
Computer equipment and software	2,919	2,291
Manufacturing equipment	1,305	1,240
Leasehold improvements	1,528	1,302
Construction in progress	—	216

	6,798	6,000
Less accumulated depreciation and amortization	(3,775)	(2,139)

Property and equipment, net	$3,023	$3,861

Depreciation expense was $1,636,000, $1,240,000 and $707,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued compensation and related liabilities	$4,885	$2,938
Accrued professional fees	1,259	1,691
Accrued contract manufacturing expenses	3,704	629
Clinical trial costs	248	335
Other accrued liabilities	1,443	621

	$11,539	$6,214

5.    Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Milestone payment to Ipsen	$41,640	$(463)	$41,177
Milestone payment to Genentech	500	(5)	495

Total	$42,140	$(468)	$41,672

The Company made milestone payments of $42.1 million to Ipsen and Genentech in connection with approval of its licensed products which were recorded as intangible assets. The intangible assets will be amortized over 15 years based on the estimated useful life of the assets. The Company began amortization on first commercial sale of the licensed products which was in November 2007 and recognized amortization expense

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of $468,000 for the year ended December 31, 2007. Amortization expense is recognized on a straight-line basis at approximately $2.8 million per year and is recorded to amortization of intangible assets.

The Company reviews this intangible asset for impairment when events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable.

The expected future annual amortization expense of the Company’s intangible assets is as follows (in thousands):

Year ending December 31,
2008	$2,809
2009	2,809
2010	2,809
2011	2,809
2012	2,809
Thereafter	27,627

Total expected future annual amortization	$41,672

6.    Long-Term Debt

Convertible Notes

In October 2006, the Company issued to Ipsen a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”). The First Convertible Note accrues interest at a rate of 2.5% per year, compounded quarterly, and is convertible into the Company’s common stock at an initial conversion price of $7.41 per share, subject to adjustment, which represents 3,482,822 shares at December 31, 2007.

In September 2007, the Company issued to Ipsen two convertible notes in the principal amounts of €30,000,000, or $41,640,000 (the “Second Convertible Note”), and $15,000,000 (the “Third Convertible Note”). The Second and Third Convertible Notes each accrue interest at a rate of 2.5% per year, compounded quarterly, and are convertible into the Company’s common stock at an initial conversion price of €5.92 per share for the Second Convertible Note and $7.41 per share for the Third Convertible Note, subject to adjustment, which represents 5,104,041 and 2,038,861 shares, respectively, at December 31, 2007.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Because the Second Convertible Note has a conversion price stated in a foreign currency, the conversion feature constitutes a derivative liability. The Company initially valued the derivative liability associated with the Second Convertible Note at €9.2 million or approximately $13.1 million on September 17, 2007. This amount was accounted for as a reduction in the initial carrying value of the Second Convertible Note and separately accounted for as a derivative liability. This discount to the Second Convertible Note, as a result of this bifurcation, is being accreted over four years using the effective interest method. The carrying value which approximates the fair value on September 17, 2007 of the Second Convertible Note was €20.8 million or approximately $28.8 million which is net of the discount plus accretion and accrued interest. The carrying value of the Euro-denominated Note at December 31, 2007 is €21.5 or $31.7 million which approximates fair value.

Convertible notes including accrued interest, consisted of the following (in thousands):

	December 31,
	2007	2006
Convertible notes	$72,610	$25,172
Embedded derivative liability	14,081	—

Total	$86,691	$25,172

As of December 31, 2007, the Company accrued $771,000 of cumulative interest expense on the First Convertible Note, of which $635,000 was recorded as interest expense in the year ended December 31, 2007. If not earlier converted or repaid, the amount payable under the First Convertible Note on October 13, 2011 would be $28,362,000, including cumulative interest of $3,325,000.

As of December 31, 2007, the Company recorded valuation adjustment expense of $1,283,000 representing an increase in value of the derivative liability associated with the Second Convertible Note and was recorded to other expense in the statements of operations. The Company accrued $318,000 of cumulative interest expense in the year ended December 31, 2007, of which $311,000 was recorded as interest expense in the year ended December 31, 2007. The Company accrued $770,000 of non-cash accretion charges for the year ended December 31, 2007, of which $753,000 was recorded as amortization expense for the year ended December 31, 2007. If not earlier converted or repaid, the amount payable under the Second Convertible Note on October 13, 2011 would be €33,206,000, including cumulative interest of €3,206,000.

As of December 31, 2007, the Company accrued $108,000 of cumulative interest expense on the Third Convertible Note, of which $108,000 was recorded as interest expense in the year ended December 31, 2007. If not earlier converted or repaid, the amount payable under the Third Convertible Note on October 13, 2011 would be $16,603,000, including cumulative interest of $1,603,000.

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

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The key inputs for the valuation analysis were as follows:

	September 17, 2007	December 31, 2007
	(issuance date)
Market value of Company’s common stock(1)	€4.36	€4.60
Volatility	59.7%	60.3%
Risk free interest rate	4.35%	3.26%
Exercise price of the conversion option	€5.92	€5.92
Expected life	4.1 years	3.8 years

(1)	Represents the Euro equivalent of the Company’s US dollar common stock price.

Senior Credit Facility

On January 21, 2005, the Company entered into a Loan Agreement (the “Loan Agreement”) with Venture Leasing & Lending IV, Inc. (“VLL”) under which the Company had the option to draw down funds in the aggregate principal amount of up to $15,000,000 through December 31, 2005. The Company paid a $75,000 fee as part of this Loan Agreement and issued a total of 112,500 shares of its common stock to an affiliate of VLL. The 112,500 shares of common stock issued were recorded at fair market value on the dates of issuance of $1,002,000. During the fiscal year ended December 31, 2005, the entire amount was recognized as interest expense and the facility expired.

7.    Commitments and Contingencies

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

At December 31, 2007, future minimum lease commitments under operating leases were as follows (in thousands):

Year ending December 31,
2008	$1,058
2009	1,085
2010	1,124
2011	808

$4,075

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense, including the impact of the allowance for leasehold improvements of $172,000 in 2007 and in 2006, was $531,000, $389,000 and $641,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Manufacturing Services Agreements

In December 2002, the Company entered into a development and commercial supply agreement (the “Manufacturing Agreement”) with Cambrex Bio Science Baltimore, Inc. (“Cambrex Baltimore”). At that time, the Company began to transfer its manufacturing technology to Cambrex Baltimore in order for Cambrex Baltimore to establish the process for rhIGF-1 fermentation and purification. Under the terms of the Manufacturing Agreement, Cambrex Baltimore was obligated to annually provide the Company with certain minimum quantities of bulk rhIGF-1. In February 2007, Cambrex Baltimore was acquired by Lonza Group AG (“Lonza”).

In May 2007, the Company amended the Manufacturing Agreement with Lonza Baltimore, Inc., a subsidiary of Lonza (“Lonza Baltimore”), to increase the Company’s purchase obligation for certain additional quantities of bulk rhIGF-1. Under this amendment, the Company has a non-cancelable obligation to pay Lonza Baltimore on a time and materials and per batch basis in connection with the commercial production of bulk rhIGF-1. At December 31, 2007, the Company estimates that its total purchase commitment to Lonza Baltimore is approximately $11.8 million through July 31, 2008.

In May 2007, the Company entered into a development and commercial supply agreement with Lonza Hopkinton, Inc., a subsidiary of Lonza, (“Lonza Hopkinton”). The Company has begun to transfer its manufacturing technology to Lonza Hopkinton in order for Lonza Hopkinton to establish the process for rhIGF-1 fermentation and purification at the Lonza Hopkinton facilities. Pursuant to the development and commercial supply agreement with Lonza Hopkinton, the Company has a non-cancelable obligation to pay Lonza Hopkinton a capacity reservation fee related to the technology transfer of manufacturing facilities in the amount of $5.0 million, of which the Company paid $1.3 million in May 2007 and the remaining $3.7 million will be paid on or before April 1, 2008. The total cost of the technology transfer of $5.0 million is being recognized straight-line over the technology transfer period which the Company expects to conclude in June 2008. In connection with the initiation of construction and purchasing of equipment and other site development activities, Lonza Hopkinton will bear upfront costs of $6.6 million which the Company would have to reimburse a portion of in the event that the Company does not fulfill its commitment to purchase a certain number of commercial drug substance batches through the term of the agreement. Further, the Company has an obligation to pay Lonza Hopkinton approximately $1.0 million during the first half of 2008 for the production of bulk rhIGF-1 conformance lots, exclusive of required materials. As the Company reaches certain future milestones, it may be committed to commercial production of Increlex® on a time and materials basis and per batch basis.

In November 2006, the Company entered into a development and supply agreement with Hospira Worldwide, Inc. (“Hospira”), a third-party fill and finish agent. At that time, the Company began to transfer its manufacturing technology to Hospira in order for Hospira to establish the process for Increlex® fill and finish. Following approval by the FDA of the fill and finish process, Hospira is obligated to annually provide the Company with certain minimum quantities of Increlex®. The Company has a non-cancelable obligation to reimburse the agent on a milestone basis in connection with the preparation for commercial production of Increlex® . At December 31, 2007, the Company estimates that its total purchase commitment to Hospira to validate the fill and finish processes, which must then be approved by the FDA was approximately $0.3 million and is expected to be paid by June 30, 2008.

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that mitigates its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2007.

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

8.    Combination Product Development and Commercialization Agreement

Effective as of July 6, 2007, the Company and Genentech, Inc. (“Genentech”) entered into a combination product development and commercialization agreement (the “Combination Product Agreement”), that governs the worldwide development and commercialization of combination product candidates containing IGF-1 and human growth hormone for the treatment of all indications except those of the central nervous system. The Combination Product Agreement became effective on July 9, 2007, the date of the satisfaction of all conditions to its effectiveness. Under the terms of the Combination Product Agreement, the parties contemplate the development of two combination product candidates for the following indications: one product formulation for certain defined short stature indications (“Short Stature Indications”) and another separately formulated combination product for adult growth hormone deficiency (“AGHD”) and any potential other indications (the “Other Indications”). Initially, the Company will be responsible for the development and commercialization of all combination products under the Combination Product Agreement and agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to Genentech’s right to “opt in,” as described below.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Ipsen Purchase Agreement

In conjunction with the Combination Product Agreement, effective July 30, 2007, the Company issued 519,101 shares of common stock to Ipsen at price per share of $5.63 pursuant to a common stock purchase agreement (the “Ipsen Purchase Agreement”), dated July 9, 2007, by and among the Company, Ipsen and Suraypharm (an affiliate of Ipsen), resulting in gross cash proceeds of approximately $2,923,000. The shares of common stock issued to Ipsen under the Ipsen Purchase Agreement were acquired by Ipsen in exercise of certain pro rata purchase rights in connection with the issuance of the First Closing Shares to Genentech. Under the terms of an affiliation agreement the Company entered into with Ipsen in October 2006, Ipsen has a right of first offer to purchase up to its pro rata portion of new equity securities offered by the Company (subject to certain exceptions).

9.    License and Collaboration Agreements and Related Party Transactions

Ipsen Collaboration

On July 18, 2006, the Company entered into a Stock Purchase and Master Transaction Agreement (the “Purchase Agreement”) with Ipsen. Under the terms of the Purchase Agreement, the Company agreed to issue to Ipsen (or its designated affiliate): (i) 12,527,245 shares of common stock (the “Shares”) for an aggregate purchase price of $77,318,944; (ii) a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”); (iii) a second Euro- denominated convertible note in the principal amount of €30,000,000, or $41,640,000 (the “Second Convertible Note”); (iv) a third convertible note in the principal amount of $15,000,000 (the “Third Convertible Note”); and (v) a warrant to purchase a minimum of 4,948,795 shares of the Company’s common stock (the “Warrant”). The initial closing under the Purchase Agreement was consummated on October 13, 2006 (the “First Closing”) after receiving approval by the Company’s stockholders of the required aspects of the transactions contemplated by the Purchase Agreement at a Special Meeting of Stockholders held on October 12, 2006. In accordance with the Purchase Agreement, at the First Closing, the Company issued the Shares, the First Convertible Note and the Warrant, and the Company and Ipsen (and/or affiliates thereof) entered into an Increlex® License and Collaboration Agreement (“Increlex® License”), a Somatuline® License and Collaboration Agreement (“Somatuline® License” and together with the Increlex® License, the “License Agreements”), a Registration Rights Agreement and an Affiliation Agreement. In connection with the First Closing, the Company also adopted certain amendments to its amended and restated certification of incorporation and adopted a Rights Agreement implementing a stockholder rights plan (the “Rights Agreement”). Pursuant to the Somatuline® License, Ipsen granted to the Company the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Depot (known as Somatuline® Autogel® in territories outside the United States including Canada) in the United States and Canada for all indications other than opthalmic indications. Pursuant to the Increlex® License, the Company granted to Ipsen and its affiliates the exclusive right under the Company’s patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Middle East and North Africa, for all indications, other than treatment of central nervous system indications and diabetes indications. Ipsen’s territory would expand, subject to Genentech’s approval, to include Taiwan and any of the excluded countries of the Middle East or North Africa upon termination or expiry of certain third-party distribution agreements in such countries. Pursuant to the License Agreements, the Company and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Depot and Increlex®, and also agreed to rights of first negotiation for their respective endocrine pipelines.

At the First Closing, the Company received from Ipsen proceeds of $77,318,944 for the issuance of the Shares, which Shares represented 25% of the Company’s outstanding common stock on a non-diluted basis. Further, the Company received from Ipsen, €10,000,000 or $12,422,000 as an upfront license fee under the Increlex® License. For 2007 and 2006, approximately $776,000 and $194,000 was recognized as License Revenue, respectively, and as of December 31, 2007 $10,675,000 was recorded as long-term deferred revenue and $776,000 was recorded as short-term deferred revenue. The upfront license fee is amortized over the life of the license agreement which is approximately 16 years. The Company paid an upfront license fee of $25,037,000 under the Somatuline® License and was recorded to research and development for the year ended December 31, 2006. As indicated above, the First Convertible Note in the principal amount of $25,037,000 was issued to Ipsen at the First Closing. See Note 6—Long-Term Debt for further detail.

Additionally, the Company issued the Warrant to Ipsen, which is exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”) or (ii) the Baseline Amount plus a variable amount of shares of Tercica’s common stock, which variable amount will fluctuate throughout the term of the Warrant. The number of common shares exercisable under the Warrant as of the First Closing was 5,026,712 with a fair value of $13,622,000, estimated using the Black-Scholes-Merton valuation model, and recorded to Additional Paid in Capital. See Note 10—Stockholders’ Equity—Warrants for further detail.

Upon closing the Ipsen transaction, the Company incurred $3,004,000 in issuance costs, and allocated these costs to the license, debt and equity components of the transaction based on the relative fair value of the components. Of the issuance costs, $687,000 was allocated to the License and Collaboration Agreements for Somatuline® Depot and Increlex® and was expensed to selling, general and administrative expenses as incurred; $1,835,000 was allocated to the equity financing and recorded to additional paid in capital; and $482,000 was allocated to the Convertible Note and recorded as a prepaid financing cost. In 2007 and 2006, $129,000 and $28,000 of prepaid financing costs was amortized, respectively, and as of December 31, 2007, the remaining balance was $366,000.

In August 2007, Ipsen received notice of approval from the FDA for marketing Somatuline® Depot in the United States. In connection with the notice of marketing approval from the FDA, under conditions set forth in the Company’s Somatuline license and collaboration agreement with Ipsen, the Company made a milestone payment of €30.0 million or $41.6 million to Ipsen in September 2007, which was financed through the issuance by the Company of the Second Convertible Note to Ipsen In connection with the notice of approval from the FDA, the Company also issued the Third Convertible Note to Ipsen and Ipsen delivered $15.0 million to the Company, which will be used by the Company for working capital. Somatuline® Depot was commercially available in the Company’s territory in November 2007. The Company pays royalties to Ipsen, on a sliding scale from 15% to 25% of net sales of Somatuline® Depot, in addition to a supply price of 20% of the average net sales price of Somatuline® Depot.

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The milestone payment of $41.6 million was recorded as an intangible asset and capitalized under intangible assets as presented on the balance sheet at December 31, 2007. The intangible asset will be amortized over 15 years, based on the estimated useful life of the asset, and the Company began amortization on the first commercial sale in the United States which was in November 2007. Amortization expense is recognized on a straight-line basis at approximately $2.8 million per year and is recorded to “amortization of intangible assets”.

In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. The European Medicines Agency designated Increlex® as an orphan drug for the treatment of severe Primary IGFD, providing a ten year period of marketing exclusivity for the approved indication. Under the license and collaboration agreement with respect to Increlex®, Ipsen paid the Company a milestone of approximately $20.3 million for receiving marketing authorization of Increlex® in the European Union for the targeted product label set forth in the Increlex® license and collaboration agreement. Ipsen is the Company’s marketing partner for Increlex® in the European Union. Increlex® was launched in Ipsen’s territory in November 2007 and Ipsen began paying royalties to the Company on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of the average net sales price of Increlex®. The milestone payment of $20.3 million was recognized as license revenue in September 2007 since all obligations were satisfied as presented in the statements of operations as of December 31, 2007.

Related Party Transactions

The Company enters into transactions with Ipsen and other Ipsen affiliates under existing agreements in the ordinary course of business. The accounting policies the Company applies to its transactions with its related parties are no more favorable to the Company than with independent third-parties.

Genentech Collaboration

In connection with the grant of marketing authorization for Increlex® in the European Union, the Company paid Genentech a milestone payment of $0.5 million in September 2007 under the terms of the Company’s international license and collaboration agreement with Genentech. The milestone payment was recorded as an intangible asset and capitalized under intangible assets as presented on the balance sheet at December 31, 2007. The intangible asset will be amortized over 15 years, based on the estimated useful life of the asset, and the Company began amortization on the first commercial sale which was in November 2007. Amortization expense will be recognized on a straight-line basis at approximately $33,000 per year and will be recorded to “amortization of intangible assets”.

10.    Stockholders’ Equity

Common Stock

On January 27, 2006, the Company completed a public offering of 5,750,000 shares of its common stock at a price to the public of $6.40 per share, including the exercise of the over-allotment option by the underwriters. Net cash proceeds from this offering were approximately $34,200,000 after deducting underwriter discounts and other offering expenses.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Ipsen Warrant

Concurrently with the issue of the First Convertible Note, the Company issued a warrant to Ipsen, which is exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”), which Baseline Amount is subject to certain weighted-average price-based anti-dilution adjustments, or (ii) the Baseline Amount plus a variable amount of shares of the Company’s common stock, which variable amount will fluctuate throughout the term of the warrant. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of October 13, 2006, the date of issue, was 5,026,712, with a fair value of $13,622,000 estimated using the Black-Scholes-Merton valuation model, which was recorded to additional paid-in capital. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of December 31, 2007 was 4,948,795. The exercise term of the warrant is five years beginning on October 13, 2006, and the warrant is exercisable, in full or in part, at an initial exercise price of $7.41 per share, subject to adjustment, including certain weighted-average price-based anti-dilution adjustments.

Committed Equity Financing and Related Warrant

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

On November 9, 2005, the Company filed a shelf registration statement with the SEC relating to the resale of up to 6,296,912 shares of common stock that the Company may issue to Kingsbridge pursuant to a common stock purchase agreement and warrant agreement noted above. The Company will not sell common stock under this registration statement and will not receive any of the proceeds from the sale of shares by the selling stockholder. Through December 31, 2007, the Company has not drawn down any funds under the CEFF and has not issued any shares pursuant to the CEFF as of December 31, 2007. Under the terms of an affiliation agreement the Company entered into pursuant to its collaboration with Ipsen, the Company has only a limited ability to raise capital through the sale of its equity securities, including pursuant to the CEFF, without first obtaining Ipsen’s approval.

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Stock Purchases and Early Exercise of Options

In February 2002, 328,158 restricted shares of common stock were issued to an employee in exchange for $2,000 in cash. As of December 31, 2007 and 2006 there were no shares subject to repurchase by the Company related to this purchase.

In December 2002, the Company issued 692,943 shares of its common stock to two employees under restricted stock purchase agreements pursuant to the early exercise of their stock options for $71,000 in cash in December 2002 and $206,000 in cash in January 2003. During 2003, the Company issued 237,500 shares of common stock under restricted stock purchase agreements to three employees pursuant to the early exercises of their stock options in exchange for $305,000 in cash. In January 2004, the Company issued 10,000 shares of common stock under a restricted stock purchase agreement to a director pursuant to the early exercise of stock options in exchange for $40,000 in cash. In February 2006, the Company issued 15,647 shares of common stock under restricted stock purchase agreements to an employee pursuant to the early exercises of stock options in exchange for $23,000 in cash. Under the terms of these agreements, these shares generally vest over a four-year period for employees and over a three-year period for the director. Total unvested shares, which amounted to 20,834 at December 31, 2006 which were subject to a repurchase option held by the Company at the original issuance price in the event the optionees’ employment or director’s tenure is terminated either voluntarily or involuntarily. There were no unvested shares at December 31, 2007. These repurchase terms are considered to be a forfeiture provision and do not result in variable accounting. During the year ended December 31, 2005, the Company repurchased 130,718 shares of its common stock for approximately $111,350 under restricted stock purchase agreements due to employee forfeitures. In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, and FIN No. 44, the shares purchased by the employees pursuant to the early exercise of stock options are not deemed to be issued until those shares vest. Therefore, amounts received in exchange for these shares have been recorded as liability for early exercise of stock options on the balance sheet, and will be reclassified into common stock and additional paid-in capital as the shares vest. There were no repurchases in the years ended December 31, 2007 and 2006. There were 88,513 shares at an original purchase price of $84,000 reclassified into common stock and additional paid-in capital during the year ended December 31, 2006.

Shares Reserved for Issuance

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2007	2006
2004 Employee Stock Purchase Plan	218,659	191,070
Stock option plans:
Shares available for grant	1,099,517	1,439,865
Options outstanding	5,419,638	3,894,640
Shares available for issuance under the CEFF	6,036,912	6,036,912
Shares available for issuance under the convertible notes	10,625,724	3,397,095
Shares available for issuance under the Genentech Purchase Agreement	1,894,737	—
Warrants outstanding to purchase common stock	5,208,795	5,268,429

	30,503,982	20,228,011

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Preferred Stock

As of December 31, 2007, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares are authorized for issuance as Series A junior participating preferred stock (the “Series A Preferred”). The board of directors has the authority, without action by its stockholders with the exception of stockholders who hold board positions, to designate and issue shares of preferred stock in one or more series. The board of directors may also designate the rights, preferences and powers of each series of preferred stock, any or all of which may be greater than the rights of the common stock including restrictions of dividends on the common stock, dilution of the voting power of the common stock, reduction of the liquidation rights of the common stock, and delaying or preventing a change in control of the Company without further action by the stockholders. To date, no shares of preferred stock have been issued.

Stockholder Rights Plan

In October 2006, the Company entered into a Rights Agreement with Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”), that provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred, at a price of $40.00 per one one-hundredth of a share of Series A Preferred (the “Purchase Price”), subject to adjustment. Each one one-hundredth of a share of Series A Preferred has designations and powers, preferences and rights, and the qualifications, limitations and restrictions that make its value approximately equal to the value of a share of the Company’s common stock. Pursuant to the Rights Agreement, if the Company is restricted from taking certain actions pursuant to the affiliation agreement the Company entered into pursuant to its collaboration with Ipsen, then the Company’s board of directors may only take action with respect to the Rights with the concurrence of Ipsen.

The Rights are currently evidenced by the stock certificates representing the Company’s common stock outstanding, and no separate Right Certificates, as defined below, have been distributed. Until the earlier to occur of (i) ten business days following the public announcement that a person or group of affiliated or associated persons has become an “Acquiring Person”; or (ii) ten business days (or such later date as may be chosen by the Company’s board of directors so long as the “Requisite Percentage” threshold has not been crossed) after such time as a person or group commences or announces its intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership by such person or group of the “Requisite Percentage” or more of the Company’s common stock (the earlier of such dates being called the “Distribution Date”), the Rights will be evidenced, with respect to any of the shares of the Company’s common stock outstanding, by such common stock certificates. As a general matter, the “Requisite Percentage” under the Rights Agreement is 9.9% of the Company’s outstanding common stock. However, with respect to (i) MPM Capital L.P. and its affiliates so long as they do not acquire any additional shares, the “Requisite Percentage” is the greater of 9.9% and the percentage owned by MPM Capital L.P. and its affiliates; (ii) Ipsen, so long as it does not acquire beneficial ownership of any shares other than shares acquired pursuant to the terms of the stock purchase and master transaction agreement between the Company and Ipsen and the other documents contemplated by such stock purchase and master transaction agreement, the “Requisite Percentage” is the greater of 9.9% and the percentage owned by Ipsen; and (iii) any entity that acquires shares from Ipsen, such entity’s “Requisite Percentage” would be 14.9%. An “Acquiring Person” is a person, the affiliates or associates of such person, or a group, which is or becomes the beneficial owner of the Requisite Percentage.

Until the Distribution Date (or earlier redemption or expiration of the Rights), the Rights are transferable with and only with the Company’s common stock. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Right Certificates”) will be mailed to holders of record of the

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s common stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. The Rights are not exercisable until the Distribution Date. The Rights will expire on October 26, 2016 (the “Final Expiration Date”), unless the Rights are earlier redeemed or exchanged by the Company.

In the event a person (or group of affiliated or associated persons) becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of shares of the Company’s common stock having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Series A Preferred, cash, debt, stock or a combination thereof in exchange for the Rights). Furthermore, in the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company that at the time of such transaction will have a market value of two times the exercise price of the Right.

The Company’s board of directors may redeem the Rights at any time prior to the earliest of (i) the Distribution Date or (ii) the Final Expiration Date at a redemption price of $0.001 per Right. In addition, the Company’s board of directors may, after any time a person becomes an Acquiring Person (but prior to the acquisition by such Acquiring Person of 50% or more of the Registrant’s outstanding Common Stock), exchange each Right for one share of common stock of the Company per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

11.    Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes accounting for stock-based awards made to employees and directors. Accordingly, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. Total stock-based compensation expense of $5,869,000 and $5,723,000 was recorded during the years ended December 31, 2007 and 2006, respectively.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(c) annual increases in the number of shares available for issuance on the first day of each year beginning on January 1, 2005 equal to the lesser of:

•	4% of the outstanding shares of common stock on the first day of the Company’s fiscal year,

•	1,250,000 shares, or

•	an amount the Company’s Board of Directors may determine.

Incentive stock options must be granted with exercise prices not less than 100% of fair market value of the common stock on the date of grant. Nonqualified stock options may be granted with an exercise price as determined by the Company’s Board of Directors; however, nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code must be granted with exercise prices not less than 100% of fair market value on the date of grant. The exercise price of any incentive stock option granted to a 10% stockholder will not be less than 110% of the fair market value of the common stock on the date of grant. Options granted under the 2004 Stock Plan expire no later than 10 years from the date of grant; however, incentive stock options granted to individuals owning over 10% of the total combined voting power of all classes of stock expire no later than five years from the date of grant. Options granted under the 2004 Stock Plan vests over periods determined by the Company’s Board of Directors, generally over four years. The 2004 Stock Plan has a term of 10 years. The Company’s Board of Directors approved an increase of 1,250,000 shares to the reserve for the year ended December 31, 2007.

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

As of December 31, 2007, there were a total of 7,703,834 shares authorized for issuance under the 2004 Stock Plan and the 2002 Plans.

2004 Employee Stock Purchase Plan

The Company’s Board of Directors adopted the 2004 Employee Stock Purchase Plan (formerly the 2003 Stock Purchase Plan) in September 2003 and the Company’s stockholders approved it in October 2003. The 2004 Employee Stock Purchase Plan (the “Purchase Plan”) became effective on March 16, 2004. As of December 31, 2007, there were a total of 472,979 shares reserved for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the number of shares available for issuance under the Purchase Plan on the first day of each year, beginning with January 1, 2005 equal to the lesser of:

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

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

day on or after May 15 and November 15 of each year. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends.

Adoption of SFAS No. 123R

On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. Under that transition method, non-cash compensation expense was recognized beginning in the year ended December 31, 2006 and included the following: (a) compensation expense related to any share-based payments granted through, but not yet vested as of January 1, 2006, and (b) compensation expense for any share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes non-cash compensation expense for the fair values of these share-based awards on a straight-line basis over the requisite service period of each of these awards. Because non-cash stock compensation expense is based on awards ultimately expected to vest, it has been reduced by an estimate for future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s financial statements as of and for the years ended December 31, 2007 and 2006 reflects the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

During the period from February 1, 2003 through January 31, 2004, certain stock options were granted with exercise prices that were below the reassessed fair value of the common stock at the date of grant. Total deferred stock compensation of $10,873,000 was recorded in accordance with APB Opinion No. 25, and was being amortized to expense over the related vesting period of the options. From inception through December 31, 2005, stock-based compensation expense of $5,740,000 was recognized and $2,542,000 was reversed as a result of employee terminations. Stock-based compensation expense recognized in the year ended December 31, 2005 was $2,102,000. The remaining deferred stock compensation balance of $2,591,000 as of December 31, 2005 was reversed on January 1, 2006 upon adoption in accordance with the provisions of SFAS No. 123R.

The following table presents the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s share-based compensation arrangements during the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
(In thousand except per share data)
Net loss, as reported	$(46,233)
Plus: Employee stock compensation expense based on intrinsic value method	2,102
Less: Employee stock compensation expense determined under the fair value method for all awards	(4,424)

Pro forma net loss	$(48,555)

Net loss per share:
Basic and diluted, as reported	$(1.51)

Basic and diluted, pro forma	$(1.59)

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other than options granted to non-employee service providers and the grant of certain stock options to employees with exercise prices that were below the reassessed fair value of the common stock as the date of the grant, there was no other stock-based compensation recognized during the year ended December 31, 2005.

The fair value of each option grant is estimated at the grant date using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Expected volatility	62.7%	75.2%	50%
Expected term (years)	6.2	6.2	3.6
Risk-free interest rate	4.6%	5.1%	3.8%
Dividend yield	—	—	—

The Company’s computation of expected volatility for the years ended December 31, 2007 and 2006 is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the years ended December 31, 2007 and 2006 utilizes the simplified method in accordance with SAB 107. The risk-free interest rate for periods within the contractual life of the option is based on treasury constant maturities rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

A summary of activity of all options are as follows (in thousands, except per share data and contractual term):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,077	$4.72
Options granted	1,959	9.13
Options exercised	(352)	1.76
Options cancelled/forfeited	(586)	8.18
Options cancelled/forfeited outside of Plans	(22)	4.00
Options repurchased	(131)	0.85

Outstanding at December 31, 2005	2,945	7.49
Options granted	1,788	6.71
Options exercised	(199)	1.04
Options cancelled/forfeited	(639)	9.06

Outstanding at December 31, 2006	3,895	7.21
Options granted	2,134	5.89
Options exercised	(66)	3.12
Options cancelled/forfeited	(543)	7.49

Outstanding at December 31, 2007	5,420	$6.71	8.1	$4,455

Exercisable at December 31, 2007	4,374	$6.68	7.9	$3,906

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.78 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 were $219,000, $1,084,000 and $2,685,000, respectively. The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $3.68, $4.74 and $3.94 per share, respectively. Total fair value of options vested for the years ended December 31, 2007, 2006 and 2005 was $6,058,000, $4,359,000 and $4,736,000, respectively.

As of December 31, 2007, unrecognized stock-based compensation expense related to stock options of $10,522,000 was expected to be recognized over a weighted-average period of 2.6 years.

The following table summarizes information concerning total outstanding and vested options as of December 31, 2007 (in thousands, except per share data and contractual term):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 – $1.60	217	5.4	$0.61	217	$0.61
$3.46 – $5.94	1,987	8.6	$5.32	1,622	$5.25
$6.01 – $8.85	2,741	8.1	$7.47	2,156	$7.65
$9.04 – $12.65	475	7.4	$10.89	379	$10.74

	5,420			4,374

Employee Stock Purchase Plan

For the years ended December 31, 2007 and 2006, the Company recorded $305,000 and $353,000, respectively, of compensation expense related to the Purchase Plan. During the years ended December 31, 2007, 2006 and 2005, 97,411, 86,031 and 42,584 shares, respectively, were purchased under the Purchase Plan. The fair value of awards issued under the Purchase Plan is measured using assumptions similar to those used for stock options, except that the weighted average term of the awards were 1.53, 1.49 and 1.25 years for the years ended December 31, 2007, 2006 and 2005, respectively.

Disclosures Pertaining to All Stock-Based Compensation Plans

Cash received from option exercises and the Purchase Plan contributions under all share-based payment arrangements for years ended December 31, 2007, 2006 and 2005 was $594,000, $542,000 and $806,000, respectively. Because of the Company’s net operating losses, the Company did not realize any tax benefits for the tax deductions from share-based payment arrangements during the years ended December 31, 2007, 2006 and 2005.

12.    Income Taxes

The provision for income taxes for the years ended December 31, 2007 and 2006 represents $1,017,000 and $621,000, respectively, of French foreign income taxes withheld on license fees received from Ipsen under the Increlex™ License (see footnote 9 “License and Collaboration Agreements and Related Party Transactions”). There is no domestic provision for income taxes because the Company has incurred operating losses to date. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Net operating loss carryforwards	$53,171	$45,705
Capitalized license fees	12,138	13,044
Orphan drug credits	8,536	9,065
Capitalized research expenses	8,052	8,913
Capitalized inventory costs	4,773	2,519
Deferred revenue	4,738	5,013
Litigation costs	3,701	—
Research tax credit carryforwards	2,546	4,332
Non-qualified stock option costs	2,207	—
Foreign tax credits	1,638	—
Capitalized start-up costs	—	304
Other	2,402	350

Total deferred tax assets	103,902	89,245
Valuation allowance	(103,902)	(89,245)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $14,657,000, $43,285,000 and $11,843,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had federal net operating loss carryforwards of approximately $133,661,000. The Company also had California net operating loss carryforwards of approximately $107,133,000. The federal net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. The California net operating loss carryforwards expire beginning in 2012. The Company also has federal research, state research and federal orphan drug credit carryforwards of approximately $1,805,000, $1,141,000 and $8,536,000, respectively. The federal research and orphan drug credits expire beginning in 2022 and the state research credits have no expiration date.

Utilization of the net operating loss and credit carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits:

Balance at January 1, 2007	$2,978
Increases related to prior year tax positions	—
Increases related to current year tax positions	849

Balance at December 31, 2007	$3,827

TERCICA, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company had unrecognized tax benefits of $3,827,000. The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The tax years from 2002 to 2007 remain open to examination by the Internal Revenue Service and the State of California due to our inability to use our net operating losses or tax credits. There were no accrued interest or penalties associated with uncertain tax positions as of December 31, 2007.

13.    401(k) Plan

Effective January 2005, the Company began sponsoring a 401(k) plan, which covers all eligible employees. Under this plan, employees may contribute specified percentages of their eligible compensation, subject to certain Internal Revenue Service restrictions. The plan does not currently allow for matching contributions by the Company.

14.    Quarterly Financial Data—Unaudited

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Fiscal year 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total net revenues	$1,285	$2,242	$23,388	$4,064
Net product sales	$1,091	$2,048	$2,851	$3,819
Cost of product sales(1)	$501	$1,131	$1,397	$2,511
Manufacturing start-up costs(1)	$98	$742	$1,063	$1,162
Research and development	$4,912	$4,101	$5,588	$4,535
Selling, general and administrative(1)	$9,551	$10,282	$11,045	$12,308
Net income (loss)	$(12,394)	$(12,807)	$3,422	$(18,687)
Basic and diluted net income (loss) per share	$(0.25)	$(0.26)	$0.07	$(0.36)

(1)	We reclassed $52,000, 468,000 and $699,000 from cost of product sales and $46,000, 274,000 and $364,000 from selling, general and administrative expense to manufacturing start-up costs for the periods ended March 31, June 30 and September 30, 2007.

	Fiscal year 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total net revenues	$85	$166	$316	$942
Net product sales	$85	$166	$316	$748
Cost of product sales	$83	$557	$516	$511
Research and development	$4,630	$4,596	$3,513	$29,295
Selling, general and administrative	$10,504	$10,586	$10,162	$12,996
Net loss	$(14,269)	$(14,684)	$(13,063)	$(40,981)
Basic and diluted net loss per share	$(0.40)	$(0.39)	$(0.35)	$(0.85)

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, our independent registered public accounting firm that has audited our financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Resignation and Appointment of Directors

Effective February 27, 2008, Dennis Henner, Ph.D., resigned from our Board of Directors. On February 27, 2008, the Board, upon recommendation of the Corporate Governance and Nominating Committee of the Board, elected Faheem Hasnain to fill the vacancy created by Dr. Henner’s resignation. Mr. Hasnain was also appointed to serve on the Audit Committee and Compensation Committee of the Board, effective immediately.

In connection with his election to the Board, Mr. Hasnain will receive compensation consistent with our compensation arrangements for non-employee directors, including cash compensation in the amount of $15,000 per year, which accrues quarterly, plus $2,000 for each Board meeting attended in person and $1,000 for each Board meeting attended by telephone. We also pay the members, other than the chair, of each committee of the Board $1,000 per committee meeting, and the chair of each committee $2,000 per committee meeting. Mr. Hasnain was also granted an option to purchase 22,500 shares of our common stock under our 2004 Stock Plan at an exercise price equal to the fair market value of our common stock on the date of grant. In addition, non-employee directors, including Mr. Hasnain, who have been directors for at least six months, are entitled to receive subsequent annual stock option grants under our 2004 Stock Plan to purchase 11,250 shares of our common stock, or 22,500 shares for a non-employee director who also is the Chairman of the Board, on the date of each annual meeting of our stockholders. Mr. Hasnain’s initial option shall become exercisable as to one-third of the shares subject to the option on each anniversary of the date of grant, provided Mr. Hasnain remains a service provider on such dates. Each annual option grant becomes exercisable as to 100% of the shares subject to the option on the first anniversary of the date of grant, provided the non-employee director remains a service provider on such date. Options granted to non-employee directors under the 2004 Stock Plan may be exercised prior to vesting, or early exercised, subject to our repurchase rights that expire over the vesting period. Under our 2004 Stock Plan, in the event of a “change in control,” the successor corporation may assume or substitute an equivalent award for each outstanding option. If there is no assumption or substitution of outstanding options, our 2004 Stock Plan administrator will provide notice to the recipient that he or she has the right to exercise the option as to all of the shares subject to the award, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The award will terminate upon the expiration of the 15-day period. Under our 2004 Stock Plan, in the event a non-employee director is terminated on or following a change in control, other than pursuant to a voluntary resignation, his or her options will fully vest and become immediately exercisable.

We also intend to enter into our standard form of indemnification agreement with Mr. Hasnain that will provide that we will indemnify, defend and hold harmless Mr. Hasnain, under the circumstances and to the extent provided for therein, from and against any and all judgments, fines, penalties, amounts paid in settlement and any other amounts reasonably incurred or suffered by Mr. Hasnain, including related expenses incurred by Mr. Hasnain, by reason of the fact that Mr. Hasnain is, was or at any time becomes one of our directors, officers, employees or agents.

Reconstitution of the Office of President

Effective February 27, 2008, John A. Scarlett, M.D. resigned from the office of President. Dr. Scarlett will remain our Chief Executive Officer and a member of our Board, and will continue to act as our principal executive officer. In connection with Dr. Scarlett’s resignation from the office of President, our Board of Directors appointed Richard A. King, age 43, as our President. Mr. King will also continue to occupy the office of Chief Operating Officer. Prior to his promotion to the office of President, Mr. King served as our Chief Operating Officer since February 2007. Prior to joining us in February 2007, Mr. King was a private investor.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

From January 2002 to September 2006, Mr. King served as Executive Vice President, Commercial Operations of Kos Pharmaceuticals, Inc., where he was responsible for sales, marketing, managed care, sales operations and customer service functions. From January 2000 to January 2002, Mr. King served as Senior Vice President of Commercial Operations at Solvay Pharmaceuticals. From January 1992 to January 2000, Mr. King held various marketing positions at SmithKline Beecham Pharmaceuticals. Mr. King began his career in the pharmaceutical industry at Lederle Laboratories, Ltd. Mr. King received his B.S. degree in chemical engineering from the University of Surrey and his M.B.A. from Manchester Business School.

There were no amendments or modifications to our current compensatory arrangements with Mr. King, nor were there any new compensatory arrangements entered into with Mr. King, in connection with his promotion to the office of President. A description of Mr. King’s compensatory arrangements, including a description of the terms of the employment agreement we entered into with Mr. King in February 2007, is included in our Current Report on Form 8-K, filed with the SEC on March 2, 2007.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders expected to be held in May 2008 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1.    Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.    Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.    The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws, as amended(2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

4.1	Form of Specimen Stock Certificate(4)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(5)

4.4	Warrant issued to Ipsen, S.A., dated October 13, 2006(4)

4.5A	First Senior Convertible Promissory Note issued to Ipsen, S.A., dated October 13, 2006(4)

4.5B	Second Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(6)

4.5C	Third Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(6)

4.6A	Rights Agreement, dated as of October 13, 206, between the Registrant and Computershare Trust Company, N.A., as Rights Agent(4)

4.6B	Form of Right Certificate(4)

10.1A	2002 Stock Plan, as amended(4)*

10.1B	Form of Stock Option Agreement under the 2002 Stock Plan(7)*

10.2A	2002 Executive Stock Plan, as amended(4)*

10.2B	Form of Stock Option Agreement under the 2002 Executive Stock Plan(7)*

10.3A	2004 Stock Plan(4)*

10.3B	Form of Stock Option Agreement under the 2004 Stock Plan(7)*

10.4A	2004 Employee Stock Purchase Plan(4)*

10.4B	Form of Subscription Agreement under the 2004 Employee Stock Purchase Plan(7)*

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Exhibit Number	Description
10.5	Form of Indemnification Agreement(7)*

10.6A	Sublease Agreement dated June 24, 2002 between Elan Pharmaceuticals, Inc. and the Registrant(7)

10.6B	Sublease Agreement dated March 21, 2003 between Elan Pharmaceuticals, Inc. and the Registrant(7)

10.6C	Lease Agreement dated July 24, 2003 between Gateway Center, LLC and the Registrant(7)

10.6D	First Amendment to Lease Agreement dated September 24, 2003 between Gateway Center, LLC and the Registrant(7)

10.6E	Second Amendment to Lease Agreement dated June 28, 2004 between Gateway Center, LLC and the Registrant(8)

10.6F	Lease Agreement dated March 7, 2005 between 2000 Sierra Point, LLC and the Registrant(9)

10.6G	First Amended to Lease Agreement dated May 1, 2006 between Clarendon Hills Investors, LLC and the Registrant(10)

10.6H	Second Amendment to Lease Agreement dated January 4, 2007 between 2000 Sierra Point Parkway LLC and the Registrant(11)

10.6I	Third Amendment to Lease Agreement, dated July 6, 2007, between Sierra Point Parkway LLC and the Registrant(11)

10.7A	License and Collaboration Agreement, between Genentech, Inc. and the Registrant, dated as of April 15, 2002(7)†

10.7B	First Amendment to the License and Collaboration Agreement, between Genentech, Inc. and the Registrant, dated as of July 25, 2003(7)†

10.7C	International License and Collaboration Agreement, between Genentech, Inc. and the Registrant, dated as of July 25, 2003(7)†

10.7D	Second Amendment to the License and Collaboration Agreement, between Genentech, Inc. and the Registrant, dated as of November 25, 2003(12)

10.7E	Combination Product Development and Commercialization Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant.(11)†

10.7F	Letter Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant(11)

10.7G	Common Stock Purchase Agreement, dated as of July 6, 2007, between Genentech, Inc. and the Registrant(11)

10.8A	Manufacturing Services Agreement between the Registrant and Cambrex Bio Science Baltimore, Inc., dated as of December 20, 2002(7)†

10.8B	Amendment No. 1 to Manufacturing Services Agreement, dated as of November 10, 2006, by and between Cambrex Bio Science Baltimore, Inc. and Tercica.(13)†

10.8C	Addendum to Manufacturing Services Agreement, effective as of May 11, 2007, between the Registrant and Lonza Baltimore, Inc. (as successor in interest to Cambrex Bio Science Baltimore, Inc.)(11)†

10.8D	Agreement, dated as of May 14, 2007, between the Registrant and Lonza Hopkinton, Inc.(11) †

10.9A	Key Employment Agreement for John A. Scarlett, M.D. dated February 27, 2002(7)*

10.9B	Amendment to Key Employment Agreement for John A. Scarlett, M.D. dated May 15, 2002(7)*

Exhibit Number	Description
10.9C	Key Employment Agreement for Ross G. Clark dated May 15, 2002(7)*

10.9D	Intentionally omitted

10.9E	Intentionally omitted

10.9F	Intentionally omitted

10.9G	Employment Letter to Andrew Grethlein dated March 5, 2003(7)*

10.9H	Intentionally omitted

10.9I	Intentionally omitted

10.9J	Employment Letter to Susan Wong dated January 9, 2004(7)*

10.9K	Intentionally omitted

10.9L	Employment Letter to Stephen Rosenfield dated June 23, 2004(8)*

10.9M	Employment Letter to Thorsten von Stein dated December 3, 2004(14)*

10.9N	Amendment to Key Employment Agreement for John A. Scarlett, M.D. dated February 22, 2005(9)*

10.9O	Amendment to Key Employment Agreement for Ross G. Clark dated February 22, 2005(9)*

10.9P	Intentionally omitted

10.9Q	Intentionally omitted

10.9R	Amendment to Employment Letter for Stephen N. Rosenfield dated February 22, 2005(9)*

10.9S	2007 Executive Officer Cash Compensation Arrangements(15)

10.9T	Non-Employee Director Compensation Arrangements(16)

10.9U	Employment Letter to Christopher E. Rivera, dated March 31, 2005(17)*

10.9V	Intentionally omitted

10.9W	Tercica, Inc. Incentive Compensation Plan(18)

10.9X	Employment letter to Ajay Bansal, dated February 27, 2006(19)

10.9Y	Employment letter to Richard A. King, dated February 25, 2007(15)

10.9Z	Amendment to Employment Letter for Richard A. King, dated August 1, 2007(11)

10.10	Second Amended and Restated Investors’ Rights Agreement dated July 30, 2007(11)

10.11A	Intentionally omitted

10.11B	Consent, Waiver and Amendment, dated as of October 13, 2006(20)

10.12A	Intentionally omitted

10.12B	Common Stock Purchase Agreement, dated January 21, 2005, between Venture Lending & Leasing IV, LLC and the Registrant(14)

10.13A	Common Stock Purchase Agreement, by and between Kingsbridge Capital Limited and the Registrant, dated October 14, 2005(5)

10.13B	Registration Rights Agreement, by and between Kingsbridge Capital Limited and the Registrant, dated October 14, 2005(5)

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

Exhibit Number	Description
10.14A	Stock Purchase and Master Transaction Agreement, by and between the Registrant and Ipsen, S.A., dated July 18, 2006(21)

10.14B	Affiliation Agreement, by and between the Registrant, Suraypharm and Ipsen, S.A., dated October 13, 2006

10.14C	Increlex® License and Collaboration Agreement, by and between the Registrant and Beaufour Ipsen Pharma, dated October 13, 2006(20)††

10.14D	Somatuline® License and Collaboration Agreement, by and between the Registrant, SCRAS and Beaufour Ipsen Pharma, dated October 13, 2006(20)††

10.14E	Common Stock Purchase Agreement, dated as of July 9, 2007, between the Registrant, Suraypharm and Ipsen, S.A.(11)

10.14F	Amendment No. 1 to Registration Rights Agreement, dated as of July 30, 2007, between the Registrant, Suraypharm and Ipsen, S.A.(11)

10.14G	Registration Rights Agreement, by and between the Registrant, Suraypharm and Ipsen, S.A., dated October 13, 2006

10.15	Settlement, License and Development Agreement, dated as of March 5, 2007, by and between the Registrant, Insmed Incorporated, Insmed Therapeutic Proteins, Inc., Celtrix Pharmaceuticals, Inc., and Genentech, Inc.(15)††

10.16	Development and Supply Agreement, dated as of November 14, 2006, between Hospira Worldwide, Inc. and the Registrant(22)†

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature pages hereto)

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

32.2	Certification by the Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

*	Management contract or compensation plan or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
††	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.
(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 25, 2007.
(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on October 18, 2006.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 3, 2006.
(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.
(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on September 18, 2007.
(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s registration statement on Form S-1 (File No. 333-108729) and amendments thereto, declared effective on March 16, 2004.
(8)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on August 16, 2004.
(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s annual report on Form 10-K (File No. 000-50461) filed on March 24, 2005.
(10)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on August 9, 2006.
(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on August 2, 2007.
(12)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on August 4, 2005.
(13)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 17, 2007.
(14)	Incorporated by reference to the similarly described exhibit included with the Registrant’s registration statement on Form S-1 (File No. 333-122224) and amendments thereto, declared effective on February 7, 2005.
(15)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 4, 2007.
(16)	Incorporated by reference to the information under the heading “Executive Compensation—Compensation of Directors” in the Registrant’s definitive proxy statement filed pursuant to Regulation 14A (File No. 000-50461) on April 18, 2007.
(17)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 16, 2005.
(18)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on February 28, 2006.
(19)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 10, 2006.
(20)	Incorporated by reference to the similarly described exhibit included with the Registrant’s annual report on Form 10-K (File No. 000-50461) filed on March 9, 2007.
(21)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on July 24, 2006.
(22)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 1, 2007.

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERCICA, INC.

By:	/s/ JOHN A. SCARLETT, M.D.
John A. Scarlett, M.D. Chief Executive Officer and Director

Dated: February 28, 2008

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on February 28, 2008:

Signature	Title

/S/ JOHN A. SCARLETT, M.D. John A. Scarlett, M.D.	Chief Executive Officer and Director (Principal Executive Officer)

/S/ AJAY BANSAL Ajay Bansal	Chief Financial Officer (Principal Financial Officer)

/S/ SUSAN WONG Susan Wong	Chief Accounting Officer (Principal Accounting Officer)

/S/ ALEXANDER BARKAS, PH.D. Alexander Barkas, Ph.D.	Director

/S/ ROSS G. CLARK, PH.D. Ross G. Clark, Ph.D.	Director

/S/ KARIN EASTHAM Karin Eastham	Director

/S/ FAHEEM HASNAIN Faheem Hasnain	Director

Signature	Title

/S/ MARK LESCHLY Mark Leschly	Director

/S/ DAVID L. MAHONEY David L. Mahoney	Director

/S/ CHRISTOPHE JEAN Christophe Jean	Director

Proxy Statement	Appendix A Audit Committee Charter	Form 10-K	Annual Report