Form 10-Q
period 2008-03-31
TERCICA INC
filed 2008-05-12
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2008, there were 51,583,550 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERCICA, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$65,919	$72,353
Short-term investments	29,006	41,132
Accounts receivable, net – (including amounts from related parties: 2008-$223; 2007-$165)	1,910	1,607
Inventories	18,762	13,891
Prepaid expenses and other current assets	2,569	2,117

Total current assets	118,166	131,100
Property and equipment, net	2,604	3,023
Intangible assets	40,969	41,672
Restricted cash	540	440
Other assets	418	448

Total assets	$162,697	$176,683

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – (including amounts due to related parties: 2008 - $553; 2007 - none)	$2,312	$2,366
Accrued expenses – (including amounts due to related parties: 2008 $146; 2007 - none)	14,132	11,539
Other current liabilities	322	310
Deferred revenue, less long-term portion	1,062	881

Total current liabilities	17,828	15,096
Long-term convertible notes, net (refer to Note 5)	85,968	86,691
Deferred rent	979	1,062
Deferred revenue, long-term portion	10,481	10,675

Total liabilities	115,256	113,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	52	52
Additional paid-in capital	354,015	352,278
Accumulated other comprehensive income	48	33
Accumulated deficit	(306,674)	(289,204)

Total stockholders’ equity	47,441	63,159

Total liabilities and stockholders’ equity	$162,697	$176,683

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Net revenues
Net product sales (including amounts from related parties: 2008 - $310; 2007 - none)	$4,348	$1,091
License revenue	194	194
Royalty revenue (including amounts from related parties: 2008 - $60; 2007 - none)	65	—

Total net revenues	4,607	1,285

Costs and expenses:
Cost of sales*	3,141	501
Manufacturing start-up costs*	1,544	98
Research and development*	6,109	4,912
Selling, general and administrative*	12,375	9,551
Amortization of intangibles	702	—

Total costs and expenses	23,871	15,062

Loss from operations	(19,264)	(13,777)
Interest expense	(1,265)	(188)
Other income (expense)	1,957	—
Interest and other income, net	1,107	1,571

Loss before income taxes	(17,465)	(12,394)
Provision for income taxes	5	—

Net loss	(17,470)	(12,394)

Basic and diluted net loss per share	$(0.34)	$(0.25)

Shares used to compute basic and diluted net loss per share	51,570	50,145

* Includes stock-based compensation expense as follows:

Cost of sales	$35	$—
Manufacturing start-up costs	29	—
Research and development	357	525
Selling, general and administrative	1,049	976

Total	$1,470	$1,501

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash used in operating activities	$(18,981)	$(15,012)

Cash flows from investing activities:
Purchases of property and equipment	(52)	(188)
Proceeds received from sale of equipment	11	—
Purchases of available-for-sale securities	(15,690)	(33,490)
Proceeds from sales and maturities of available-for-sale securities	28,069	39,943

Net cash provided by investing activities	12,338	6,265

Cash flows from financing activities:
Net proceeds from issuance of common stock	209	—

Net cash provided by financing activities	209	—

Net decrease in cash and cash equivalents	(6,434)	(8,747)
Cash and cash equivalents, beginning of period	72,353	40,339

Cash and cash equivalents, end of period	$65,919	$31,592

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

•

Two product candidates containing different combinations of Genentech Inc.’s recombinant human growth hormone (“rhGH”) (Nutropin AQ®), and recombinant human insulin-like growth factor-1 (“rhIGF-1”) (i.e., Increlex®). One product candidate is for the treatment of short stature associated with low insulin-like growth factor-1 (“IGF-1”) levels and the other product candidate is for the treatment of adult growth hormone deficiency (“AGHD”). In January 2008, the Company initiated dosing patients with Nutropin AQ® and Increlex® in a Phase II study for the treatment of short stature associated with low IGF-1 levels.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) can be condensed or omitted. In the opinion of management, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of the Company’s financial position and operating results. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

During 2008, the Company applied the new accounting standard Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), related to the fair value measurements of the Company’s assets and liabilities as described more fully below. There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for the Company’s products. Due to the nature of the Company’s business and our target markets, we believe levels of inventory in the distribution channel is not significant, and changes in demand due to price changes from competitors and the introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory for Increlex® but can be significant factors in estimating excess or obsolete inventories for Somatuline® Depot. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. Inventories may include products manufactured at facilities awaiting regulatory approval and are capitalized based on management’s judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under SFAS No. 123R.

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

In May 2007, the Company began to transfer its manufacturing process to new facilities and as such, there will be a period of time where the Company will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the Food & Drug Administration (“FDA”) and operational. The Company is increasing its inventory levels in an effort to ensure that the Company has adequate supplies to meet future demand and therefore the Company’s long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories over the next few quarters. Once the transfer of manufacturing facilities is complete, the Company will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®. As of March 31, 2008, we had total inventories of $18.8 million. The total inventory of $18.8 million at March 31, 2008 included work-in-process inventory of $5.5 million, at our new fill and finish manufacturing agent that will be available to us as finished goods only upon a successful approval of manufacturing process transfer by the FDA. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency.

Revenue Recognition

The Company recognizes revenue from the sale of its products and license and collaboration agreements pursuant to SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Multiple element agreements entered into are evaluated under the provision of EITF 00-21. The Company evaluates whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), the Company recognizes the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

License revenues. License revenue generally includes upfront and continuing licensing fees and milestone payments. Nonrefundable upfront fees that require the Company’s continuing involvement in the manufacturing or other commercialization efforts by the Company are recognized as revenue ratably over the contractual term. Fees associated with substantive milestones, which are contingent upon future events for which there is reasonable uncertainty as to their achievement at the time the agreement was entered into, are recognized as revenue when these milestones, as defined in each contract, are achieved.

Royalty revenues. The Company recognizes royalty revenues from sales of Increlex® in Ipsen’s territory on a sliding scale from 15% to 25% of net sales. Royalties are recognized as earned in accordance with the contract terms when royalties from Ipsen can be reasonably estimated and collectibility is reasonably assured.

Manufacturing Start-up Costs

Manufacturing start-up costs are comprised primarily of third-party costs related to the establishment of alternative manufacturers for the Company’s drug substance rhIGF-1 and drug product Increlex® and absorption of personnel costs supporting these activities. These expenses include costs associated with the Company’s contract manufacturers, pre-approval product manufacturing, process transfer, validation and qualification activities, and compliance-related support, pre-regulatory approval preparations for current good manufacturing practices (“cGMP”) and FDA approval.

Valuation of Derivative Instruments

The Company issued a convertible note denominated in Euros in September 2007 and valued certain features embedded therein as a derivative liability. The terms of the note provide that the holder may convert the note into shares of the Company’s common stock based upon a fixed Euro amount per share. Because the conversion option is not fixed in the Company’s functional currency (the U.S. dollar), the conversion option is not considered indexed to the Company’s common stock. Therefore, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company accounts for the conversion option as an embedded derivative that is bifurcated and measured separately from the convertible note (the host instrument). The note is denominated in Euros and the liability must be remeasured into U.S. dollars each quarter end based upon the then current Euro-U.S. dollar exchange ratio. Remeasurement of the liability is recorded as foreign currency gains or losses in other income and expense in the accompanying condensed statements of operations. The Company estimates the fair value of its derivative liabilities each quarter-end using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on various factors, including the Company’s current stock price and stock price volatility, the volatility of the Euro against the U.S. dollar, and other assumptions. Changes in the fair value of the embedded conversion option are recorded as non-cash gains and losses within other income (expense) in the Company’s condensed statements of operations with offsetting amounts classified on the condensed balance sheet in the convertible note host debt instrument. Changes in the fair value of the embedded conversion option can have a material impact on the Company’s financial statements. Upon conversion of the note into the Company’s common stock in accordance with its terms or payment or expiration of the convertible note, the host debt instrument, including the fair value of the embedded conversion option, will be reclassified into common stock and additional paid in capital at then current estimated fair values. The timing of any such conversion is outside of the Company’s control.

The embedded derivative liability does not qualify for hedge accounting under SFAS No. 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the condensed statements of operations.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements. SFAS No. 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS No. 157 when measuring fair value. As a result, the Company is not required to recognize any new assets or liabilities at fair value. SFAS No. 157 also establishes a framework for measuring fair value. Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, SFAS No. 157 provides guidance on alternative valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. See Note 9 – “Fair Value of Financial Instruments” in the notes to these condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. The Company did not elect to apply the fair value option to any of our financial instruments.

In December 2007, the SEC issued SAB No. 110 (“SAB 110”). SAB 110 expresses the views of the Staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB 110 allows public companies that do no have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

In December 2007, the EITF ratified the consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 concludes that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant’s respective financial statements pursuant to the guidance of EITF 99-19. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and requires retrospective application if practicable. The Company expects that the adoption of EITF 07-1 will not have an impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with earlier adoption allowed. The Company has not completed the process of evaluating the impact on its financial position or results of operations that will result from adopting SFAS No. 161.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 did not have any impact on the Company’s financial position or results of operations.

3. Balance Sheet Details

	March 31, 2008	December 31, 2007
	(in thousands)
Accounts receivable, net:
Receivables	$1,972	$1,651
Less: allowance for discounts	(62)	(44)

	$1,910	$1,607

Inventories:
Raw materials	$1,946	$2,453
Work-in-process	12,774	8,662
Finished goods	4,042	2,776

	$18,762	$13,891

Property and equipment, net:
Office equipment	$379	$373
Furniture and fixtures	682	674
Computer equipment and software	2,909	2,919
Manufacturing equipment	1,305	1,305
Leasehold improvements	1,524	1,527
Construction in progress	39	—

	6,838	6,798
Less: accumulated depreciation and amortization	(4,234)	(3,775)

	$2,604	$3,023

Accrued expenses:
Accrued compensation and related liabilities	$2,436	$4,885
Accrued professional fees	858	1,259
Accrued contract manufacturing expenses	8,127	3,704
Clinical trial costs	372	248
Other accrued liabilities	2,339	1,443

	$14,132	$11,539

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss, net of tax:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net loss, as reported	$(17,470)	$(12,394)
Change in unrealized gains (losses) on marketable securities, net of taxes	15	(1)

Comprehensive loss	$(17,455)	$(12,395)

5. Long-Term Debt

In October 2006, the Company issued to Ipsen a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”). The First Convertible Note accrues interest at a rate of 2.5% per year, compounded quarterly, and is convertible into the Company’s common stock at an initial conversion price of $7.41 per share, subject to adjustment, which represents 3,504,530 shares at March 31, 2008.

In September 2007, the Company issued to Ipsen two convertible notes in the principal amounts of €30,000,000, or $41,640,000 on the date of issuance (the “Second Convertible Note”), and $15,000,000 (the “Third Convertible Note”). The Second and Third Convertible Notes each accrue interest at a rate of 2.5% per year, compounded quarterly, and are convertible into the Company’s common stock at an initial conversion price of €5.92 per share for the Second Convertible Note and $7.41 per share for the Third Convertible Note, subject to adjustment, which represents 5,135,854 and 2,051,569 shares, respectively, at March 31, 2008.

The conversion price of all the Convertible Notes is subject to certain weighted-average price-based antidilution adjustments, which, if triggered, would result in an increase of the number of shares of common stock issuable upon conversion of the Convertible Notes. The entire principal balance and accrued interest under all the Convertible Notes is due and payable on the later to occur of October 13, 2011 or the second anniversary of the date on which Ipsen (or subsequent holders of the Convertible Notes) notifies the Company that it will not convert the Convertible Notes in full. Notwithstanding the foregoing, Ipsen (or the subsequent holders of the Convertible Notes) is entitled to declare all amounts outstanding under the Convertible Notes immediately due and payable: (i) if an event of default occurs (as set forth in the Convertible Notes); (ii) for so long as Ipsen’s approval rights as set forth in the affiliation agreement the Company entered into pursuant to its collaboration with Ipsen remain in effect, if any other person or group acquires beneficial ownership of greater than 9.9% of the Company’s common stock (or if such person or group that already has beneficial ownership of greater than 9.9% of the Company’s common stock increases its beneficial ownership); or (iii) in the event that the Ipsen’s approval rights as set forth in the affiliation agreement cease to remain effective, if any other person or group acquires beneficial ownership of greater than 50% of the Company’s common stock.

Because the Second Convertible Note has a conversion price stated in a foreign currency, the conversion feature constitutes a derivative liability. The Company initially valued the derivative liability associated with the Second Convertible Note at €9,220,000 or $12,797,000 on the date of issuance, September 17, 2007. This amount was accounted for as a reduction in the initial carrying value of the Second Convertible Note and separately accounted for as a derivative liability. This discount to the Second Convertible Note, as a result of this bifurcation, is being accreted over four years using the effective interest method. The carrying value, which approximates the fair value, on September 17, 2007 of the Second Convertible Note was €20,780,000, or approximately $28,843,000, which is net of the discount plus accretion and accrued interest. At March 31, 2008 the carrying value was €22,173,000, or $35,033,000 which approximates fair value.

The Convertible Notes including accrued interest, consisted of the following (in thousands):

	March 31, 2008	December 31,2007
Convertible notes	$76,203	$72,610
Embedded derivative liability	9,765	14,081

Total	$85,968	$86,691

As of March 31, 2008, the Company accrued $932,000 of cumulative interest expense on the First Convertible Note, of which $161,000 was recorded as interest expense in the three months ended March 31, 2008. If not earlier converted or repaid, the amount payable under the First Convertible Note on October 13, 2011 would be $28,362,000, including cumulative interest of $3,325,000.

As of March 31, 2008, the Company recorded valuation adjustment expense of $4,316,000 representing a decrease in value of the derivative liability associated with the Second Convertible Note. This amount was recorded to other income in the condensed statements of operations. The Company accrued $616,000 of cumulative interest expense on the Second Convertible Note, of which $282,000 was recorded as interest expense in the three months ended March 31, 2008. The Company accrued $1,562,000 of cumulative non-cash accretion charges, of which $697,000 was recorded as amortization expense for the three months ended March 31, 2008. If not earlier converted or repaid, the amount payable under the Second Convertible Note on October 13, 2011 would be €33,206,000, including cumulative interest of €3,206,000.

As of March 31, 2008, the Company accrued $202,000 of cumulative interest expense on the Third Convertible Note, of which $94,000 was recorded as interest expense in the three months ended March 31, 2008. If not earlier converted or repaid, the amount payable under the Third Convertible Note on October 13, 2011 would be $16,603,000, including cumulative interest of $1,603,000.

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

The key inputs for the valuation analysis were as follows:

	March 31, 2008	December 31, 2007
Market value of Company’s common stock(1)	€3.63	€4.60
Volatility	62.7%	60.3%
Risk free interest rate	2.1%	3.3%
Exercise price of the conversion option	€5.92	€5.92
Expected life	3.5 years	3.8 years

(1)	Represents the Euro equivalent of the Company’s U.S. dollar common stock price.

6. Stockholders’ Equity

Ipsen Warrant

Concurrently with the issuance of the First Convertible Note, the Company issued a warrant to Ipsen, which is exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”) or (ii) the Baseline Amount plus a variable amount of shares of the Company’s common stock, which variable amount will fluctuate throughout the term of the warrant. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of October 13, 2006, the date of issue, was 5,026,712, with a fair value of $13,622,000, estimated using the Black-Scholes-Merton valuation model, which was recorded to additional paid-in capital. The number of shares of the Company’s common stock issuable upon exercise of the warrant as of March 31, 2008 was 4,948,795. The exercise term of the warrant is five years beginning on October 13, 2006, and the warrant is exercisable, in full or in part, at an initial exercise price of $7.41 per share, subject to adjustment, including certain weighted-average price-based antidilution adjustments.

7. Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $1,470,000 and $1,501,000 was recorded during the three months ended March 31, 2008 and 2007, respectively.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Expected volatility	62.3%	63.4%
Expected term (years)	6.2	6.3
Risk-free interest rate	3.0%	4.6%
Dividend yield	—	—

The Company’s computation of expected volatility for the three months ended March 31, 2008 and 2007 is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the three months ended March 31, 2008 and 2007 utilizes the simplified method in accordance with SAB 107, as modified by SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on treasury constant maturities rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of March 31, 2008, unrecognized stock-based compensation expense related to stock options of $13,058,000 was expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

In February 2008, the Board of Directors of the Company amended the terms of the Company’s 2004 Stock Plan (the “Plan”) to provide for the award of restricted stock units (“RSUs”). In March 2008, under the Plan, the Company granted RSUs to eligible employees, including executives. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service. The Company also provides eligible grantees with the opportunity to defer the delivery of shares.

The Company values the RSUs at the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards, which is generally four years.

A summary of RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2007	—	—
Granted	203	6.13
Vested	—	—
Forfeited	(3)	—

Nonvested at March 31, 2008	200	$6.13

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2008 was $6.13. As of March 31, 2008, unrecognized stock-based compensation expense related to non-vested RSUs of $1,222,000 was expected to be recognized over a weighted-average period of four years. Stock-based compensation expense related to RSUs was approximately $5,100 for the three months ended March 31, 2008.

8. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method for warrants and options and the as-if converted method for the Convertible Notes the Company issued to Ipsen. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, restricted stock units and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three months ended March 31,
	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(17,470)	$(12,394)

Denominator:
Weighted-average common shares outstanding used to compute basic loss per share	51,570	50,145

Denominator for basic and diluted net loss per share	51,570	50,145

Basic and diluted net loss per share	$(0.34)	$(0.25)

	Three months ended March 31,
	2008	2007
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock and restricted stock units	6,591	5,209
Convertible note	10,692	3,418
Warrants	5,209	5,247

	22,492	13,847

9. Fair Value of Financial Instruments

Financial instruments and derivative liabilities are presented at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity.

Beginning January 1, 2008, assets and liabilities recorded at fair value in the condensed balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical level – defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities – are as follows:

•	Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Fair valued assets that are generally included in this category are cash equivalents comprised of money market funds, and restricted cash.

•

Level 2 - Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Fair valued assets and liabilities that are generally included in this category are corporate bonds, commercial paper, federal agency bonds, asset-backed securities and embedded derivative liabilities.

•

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company currently does not have any fair valued assets or liabilities classified as Level 3.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2008 (in thousands):

	Fair value	Fair value measurements using
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Cash equivalents	$59,518	$50,193	$9,325	$—
Short-term investments	29,006	—	29,006	—
Restricted cash	540	540	—	—
Total assets	$89,064	$50,733	$38,331	$—
Liabilities
Total liabilities – Embedded derivative	$9,765	$—	$9,765	$—

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have reviewed the condensed balance sheet of Tercica, Inc. as of March 31, 2008, and the related condensed statements of operations for the three-month periods ended March 31, 2008 and 2007, and the condensed statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Tercica, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated February 27, 2008, we expressed an unqualified opinion on those financial statements and included explanatory paragraphs for the Company’s change in its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Palo Alto, California

May 8, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding product development, clinical trial timelines, commercialization and/or regulatory approvals, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Part II, Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

Increlex® . We market Increlex® as a long-term replacement therapy for the treatment of short stature in children with severe primary insulin-like growth factor-1 deficiency, or severe Primary IGFD, and for children with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We commenced marketing Increlex® in the United States in January 2006. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment of short stature in children with Primary IGFD, a less severe and more prevalent form of insulin-like growth factor-1 deficiency, or IGFD. Patient enrollment for this trial was completed in July 2007, and we expect to present data from this trial at a medical conference in the fourth quarter of 2008.

In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Pursuant to our worldwide strategic collaboration with Ipsen that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications. In 2007, Ipsen launched Increlex® in Austria, Germany, Great Britain, Greece, Hungary, Spain and the Czech Republic, and expects to launch Increlex® in additional European countries during 2008.

Increlex® generated net product revenues of $3.4 million in the three-month period ended March 31, 2008.

Somatuline® Depot. Pursuant to our worldwide strategic collaboration with Ipsen, we have the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Depot in the United States and in Canada for all indications other than opthalmic indications. In territories outside the United States, including Canada, the product is known as Somatuline® Autogel®. On August 30, 2007, Ipsen received notice of approval from the Food & Drug Administration (“FDA”) for marketing Somatuline® Depot in the United States for the long-term treatment of acromegaly in patients who have had an inadequate response to surgery and/or radiotherapy, or for whom surgery and/or radiotherapy is not an option. Acromegaly is a hormonal disorder that results when a tumor in the pituitary gland produces excess growth hormone, resulting in overproduction of IGF-1. In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the same indication. Somatuline® Autogel® has received provincial formulary listings for reimbursement approval in the provinces of Quebec, Nova Scotia, Newfoundland and Labrador, New Brunswick, Saskatchewan, and for Alberta Blue Cross and we are awaiting reimbursement approval in the province of Ontario. At present, we have contracted sales and marketing operations in Canada to a third party. We launched Somatuline® Depot in November 2007 in the United States.

Somatuline® Depot generated net product revenues of $1.0 million in the three-month period ended March 31, 2008.

Growth hormone/IGF-1 Combination Product Candidates. In July 2007, we entered into a combination product development and commercialization agreement with Genentech that governs the development, manufacture and worldwide commercialization of two product candidates containing Nutropin AQ®, Genentech’s rhGH, and Increlex®, for the treatment of all indications except those of the central nervous system. In January 2008, we began dosing the first patients in a Phase II clinical study evaluating the combination of the Nutropin AQ® and Increlex® for the treatment of short stature associated with low IGF-1 levels. The primary objective of this trial is to assess the efficacy, measured as first-year height velocity, and safety of three different combination regimens of Nutropin AQ® and Increlex® compared to Nutropin AQ® alone in the treatment of short stature associated with low IGF-1 levels. Although the goal of the program is to develop a co-mixture of Nutropin AQ® and Increlex® administered as a single injection, the patients enrolled in this trial have received separate injections of each of Nutropin AQ® and Increlex®.

As of March 31, 2008, we had approximately $94.9 million in cash, cash equivalents and short-term investments. We have generated limited revenues from product sales to date and we have funded our operations since inception primarily through the private placements of equity securities and public offerings of our common stock, as well as through our collaboration with Ipsen. Since our inception we have incurred substantial net losses and we expect to incur substantial net losses for the foreseeable future as we attempt to develop, market and sell Increlex® and Somatuline® Depot, and as we attempt to develop growth hormone/IGF-1 combination products under our combination product collaboration with Genentech. We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Critical Accounting Policies and the Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. During 2008, we adopted the new accounting standard Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, related to the fair value measurements of our assets and liabilities as described more fully below. Other than the adoption of SFAS No. 157, there have been no significant changes in our significant accounting policies during the three months ended March 31, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of these critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The items in our condensed financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Multiple element agreements entered into are evaluated under the provision of EITF 00-21. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

License revenues. License revenue generally includes upfront and continuing licensing fees and milestone payments. Nonrefundable upfront fees that require our continuing involvement in manufacturing or other commercialization efforts by us are recognized as revenue ratably over the contractual term. Fees associated with substantive milestones, which are contingent upon future events for which there is reasonable uncertainty as to their achievement at the time the agreement was entered into, are recognized as revenue when these milestones, as defined in the contract, are achieved.

Royalty revenues. We recognize royalty revenues from sales of Increlex® in Ipsen’s territory on a sliding scale from 15% to 25% of net sales. Royalties are recognized as earned in accordance with the contract terms and when collectibility is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The valuation of inventory requires management to estimate obsolete or excess inventory based on analysis of future demand for our products. Due to the nature of our business and our target market, levels of inventory in the distribution channel, changes in demand due to price changes from competitors and introduction of new products are not significant factors when estimating our excess or obsolete inventory for Increlex® but can be significant factors in estimating excess or obsolete inventories for Somatuline® Depot. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. Inventories may include products manufactured at facilities awaiting regulatory approval and are capitalized based on our judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under SFAS No. 123R.

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

In May 2007, we began to transfer our manufacturing process to new facilities and as such, there will be a period of time where we will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the Food & Drug Administration (or FDA), and operational. We are increasing our inventory levels in an effort to ensure that we have adequate supplies to meet future demand and therefore our long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories over the next few quarters. Once the transfer of manufacturing facilities is complete, we will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®. As of March 31, 2008, we had total inventories of $18.8 million. Total inventories of $18.8 million included in work-in-process inventory of $5.5 million at our new fill and finish manufacturing agent, that will be available to us as finished goods only upon a successful approval of manufacturing process transfer by the FDA. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency.

Valuation of Derivative Instruments

We issued a convertible note denominated in Euros in September 2007 and valued certain features embedded therein as derivative liabilities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities or SFAS No. 133. We estimate the fair value of our derivative liabilities each quarter using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes the market value of our common stock, changes in Euro to U.S. dollar currency exchange rates and other assumptions. Changes in value are recorded as non-cash valuation adjustments within other income (expense) in our statement of operations. These changes in the carrying value of derivatives can have a material impact on our financial statements (see Part I, Item 3 – “Qualitative and Quantitative Disclosures about Market Risk” of this Form 10-Q). The derivative liabilities may be recorded into stockholders’ equity upon conversion, payment or expiration of the convertible notes, the timing of which is outside our control.

The embedded derivative liability does not qualify for hedge accounting under SFAS No. 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within other income (expense) in the condensed statements of operations.

Recent Accounting Pronouncements

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2: Inputs (other than quoted prices included Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The impact of adoption of SFAS No. 157 is discussed in Note 9, “Fair Value of Financial Instruments” in the Notes to Condensed Financial Statements of this Form 10-Q. The fair values of our short-term investments and derivative liabilities are based on Level 2 inputs that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective in the first quarter of fiscal 2008. We did not elect to apply the fair value option to any of our financial instruments.

In December 2007, the SEC issued SAB No. 110 or SAB 110. SAB 110 expresses the views of the staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB 110 allows public companies which do no have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. We will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for us on January 1, 2008.

In December 2007, the EITF ratified the consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 concludes that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant’s respective financial statements pursuant to the guidance of EITF 99-19. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and requires retrospective application if practicable. We expect that the adoption of EITF 07-1 will not have an impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161, an amendment of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with earlier adoption allowed. We have not completed the process of evaluating the impact on our financial position or results of operations from adoption of SFAS No. 161.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 did not have any impact on our financial position or results of operations.

Results of Operations

	Three months ended March 31,		Increase/ (Decrease)
	2008	2007
	(in thousands)
Net product sales	$4,348	$1,091	3,257
License revenue	194	194	—
Royalty revenue	65	—	65
Cost of sales	3,141	501	2,640
Manufacturing start-up costs	1,544	98	1,446
Research and development expenses	6,109	4,912	1,197
Selling, general and administrative expenses	12,375	9,551	2,824
Amortization of intangible assets	702	—	702
Interest expense	(1,265)	(188)	1,077
Other income (expense)	1,957	—	1,957
Interest and other income, net	1,107	1,571	(464)
Taxes	5	—	5

Net Revenues

Net revenues consisted of net product sales of Increlex® and Somatuline® Depot, amortized license revenue associated with our Increlex® license and collaboration agreement with Ipsen, and royalty revenues from Ipsen for sales of Increlex® in the European Union.

Net Product Sales

Net product sales of $4.3 million for the three-month period ended March 31, 2008 increased $3.3 million over the same period in 2007, primarily due to growth in Increlex® net product sales of $2.3 million and net product sales of Somatuline® Depot of $1.0 million. The growth of net Increlex® product sales in the three-month period ended March 31, 2008 was primarily due to continued expansion of our patient base and three price increases since the first quarter of 2007, and to a lesser extent transition of a number of patients receiving IPLEX™ to treatment with Increlex® following the settlement agreement with Insmed Inc. in March 2007. In the fourth quarter of 2007, we began shipment of Increlex® to Ipsen for European Union commercial distribution which added $0.3 million to net product sales in the three-month period ended March 31, 2008 compared to the same period in 2007. In November 2007, we launched Somatuline® Depot in the United States, which added $1.0 million to net product sales in the three-month period ended March 31, 2008 compared to the same period in 2007.

We expect both Increlex® and Somatuline® Depot product sales to increase over the next several quarters, however, we do not expect net Increlex® product sales to increase at the same rate on a quarter over quarter basis as we experienced from the quarter ended March 31, 2007 to the quarter ended March 31, 2008.

License Revenue

License revenues represent amortization of the upfront license payment in connection with our Increlex® license and collaboration agreement with Ipsen which was $0.2 million for both of the three months ended March 31, 2008 and 2007. We are amortizing the upfront payment, received in October 2006 of €10.0 million, or $12.4 million, over a period of approximately 16 years based on the expected term of the license under this agreement. At present, we do not anticipate any significant additional licensing or milestone payments related to or for Increlex® in future periods.

Under the terms of our combination product collaboration with Genentech, we may receive certain milestone payments in the future if Genentech elects to exercise their opt-in right; however, we are unable to predict the timing or the likelihood of any such payments.

Royalty Revenue

We recorded royalty revenue of $65,000 in the three months ended March 31, 2008 from sales of Increlex® in the European Union by Ipsen. There were no royalty revenues in the first three months of 2007. We expect our royalty revenues to increase over the next several quarters as Ipsen continues to expand their Increlex® distribution in the European Union.

Cost of Sales

Our cost of sales represents the cost of production, royalties owed to our licensors, fixed and variable distribution shipping and handling costs, inventory write-downs/write-offs based on our review of obsolete, excess, expired and failed inventory lots, and other costs related to production activities. Prior to regulatory approval of Increlex® in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex® by the FDA, we began capitalizing these production costs to inventory and began to charge cost of sales in the first quarter of 2006 as units of Increlex® were sold.

Cost of sales for the three-month period ended March 31, 2008 increased $2.6 million over the same period in 2007. The increase in 2008 was primarily due to higher sales volume as more Increlex® units were sold and we commenced marketing of Somatuline® Depot, and increased absorption of personnel and other costs. In the three months ended March 31, 2008, the cost of Increlex® sales were $2.7 million and the cost of Somatuline® Depot sales were $0.4 million.

Cost of sales as a percentage of net product sales in the three-month period ended March 31, 2008 was higher than the same period in 2007 primarily due to higher absorption of personnel and other costs under cost of sales. Some of these costs were previously allocated to research and development.

We expect cost of sales as a percentage of net product sales to decrease in future periods as fixed costs are absorbed over larger production volumes, as our sales mix changes over time and as manufacturing equipment related depreciation costs cease in the third quarter of 2008. The depreciation of manufacturing equipment is related to equipment owned by us at Lonza Baltimore. This facility will cease Increlex® production in the third quarter of 2008 and we will not own manufacturing equipment at our contract manufacturer’s new facility.

Although we expect cost of sales as a percentage of net product sales to decrease in future periods, there can be no assurances that cost of sales as a percentage of net product sales will decrease due to uncertainties inherent in the manufacturing process.

Manufacturing Start-up Costs

Manufacturing start-up costs consisted primarily of costs associated with the transfer of our manufacturing operations to alternate sites. We commenced transfer of our fill and finish operations in November 2006 and the transfer of Increlex® drug substance production in May 2007. The increase in the three-month period ended March 31, 2008 was primarily due to the increase in manufacturing activities at both facilities in the first quarter of 2008 compared to the same period in 2007. An additional $1.2 million of amortized costs associated with these projects will be recorded over the remaining transfer period, which is expected to occur through June 2008. There will be additional associated transfer activities and costs that will continue through the end of 2008, as we prepare for FDA approval of both transfer sites.

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

Research and development expenses of $6.1 million for the three months ended March 31, 2008 increased $1.2 million over the same period in 2007. The increase in 2008 was primarily due to an increase in third party contractor costs of $0.8 million and payroll related costs of $0.4 million. The increase in third-party contractor costs in 2008 was primarily due to an increase in clinical activities associated with growth hormone/IGF-1 combination product candidates as well as the Increlex® product registry, partially offset by a decrease in activities associated with our European marketing authorization application, or MAA. The increase in payroll related costs in 2008 was primarily due to increased personnel compared to 2007.

The $6.1 million in research and development expense in the three-month period ended March 31, 2008 was comprised primarily of personnel and related costs of $3.3 million, third-party contract costs related to our clinical activities for Increlex® Primary IGFD and severe Primary IGFD of $1.5 million, clinical activities associated with growth hormone/IGF-1 combination product candidates of $0.9 million and Somatuline® Depot clinical activities in acromegaly of $0.4 million. The $4.9 million in research and development expense recorded for the same period in 2007 was comprised primarily of personnel and related costs of $2.9 million, third party contract costs related to our clinical activities for Increlex® Primary IGFD and severe Primary IGFD of $1.7 million, and clinical activities for Somatuline® Depot in acromegaly of $0.3 million.

We expect our research and development expenses to increase for the remainder of 2008 as we undertake clinical development activities for Increlex®, Somatuline® Depot, and growth hormone/IGF-1 combination product candidates and other projects. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

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

Selling, general and administrative expenses of $12.4 million for the three-month period ended March 31, 2008 increased $2.8 million over the same period in 2007. The increase in 2008 was primarily due to an increase in sales and marketing expenses of $2.7 million and payroll and related costs of $0.7 million, partially offset by decreased expenses associated with litigation of $0.7 million. The increase in sales and marketing activities was primarily related to increased costs associated with product promotions, medical education, costs in support of the launch of Somatuline® Depot in the U.S. and Canada as well as additional physician focused programs in support of Increlex®. The increase in payroll and related expenses was primarily due to additional sales and medical science personnel and non-cash stock compensation expense.

The $12.4 million in selling, general and administrative expenses for the three-month period ended March 31, 2008 was comprised primarily of payroll and related costs of $7.1 million, sales and marketing activities including cost of free drug of $3.3 million, professional services including legal and accounting services of $1.0 million, medical education activities of $0.7 million and other general administrative activities of $0.3 million. The $9.6 million in selling, general and administrative expenses recorded for the same period in 2007 was comprised primarily of payroll and related costs of $6.4 million, professional services including legal and accounting services of $1.6 million, sales and marketing activities including cost of free drug of $1.4 million, and other general administrative activities including medical education activities of $0.2 million.

We expect total selling, general and administrative expenses to increase modestly for the remainder of 2008 compared to those recorded in the three-month period ended March 31, 2008.

Amortization of Intangible Assets

Amortization of intangible assets of $0.7 million in the three-month period ended March 31, 2008 represents expense recorded on a straight-line basis of milestone payments made to Ipsen and to Genentech in connection with the U.S. marketing approval of Somatuline® Depot and marketing approval of Increlex® in the European Union, respectively. Refer to “Ipsen Collaboration,” under “—Liquidity and Capital Resources” below for further information on these milestone payments. We began amortization of these assets in November 2007 and expect to recognize the straight-line expense of $2.8 million annually through October 2022. There was no amortization of intangibles expense recorded for the same period in 2007.

Interest Expense

Interest expense of $1.3 million for the three-month period ended March 31, 2008 increased $1.1 million over the same period in 2007. The increase in 2008 was primarily due to the timing of issuance of two convertible notes to Ipsen. The first convertible note was issued to Ipsen in October 2006. The second and third convertible notes were issued in September 2007.

We expect moderate increases in interest expense through October 2011, the remaining term on the convertible notes, as the stated interest rate of 2.5% is applied to the outstanding balance of the convertible notes which includes the principal and accrued interest.

Other Income (Expense)

Other income of $2.0 million in the three-month period ended March, 31 2008 was largely due to a decrease in the fair value of the embedded derivative conversion option related to a convertible note we issued to Ipsen in September 2007 partially offset by an unfavorable foreign currency adjustment. This convertible note is denominated in Euros and the conversion option is considered an embedded derivative. The conversion option must be revalued at the end of each reporting period, which resulted in a benefit of $4.3 million in the first quarter of 2008. Further, this convertible note is revalued to U.S. dollars at the end of each reporting period, which resulted in a charge of $2.4 million in the first quarter of 2008. There were no such charges recorded for the same period in 2007.

As currency rates, our stock price and our volatility assumptions change, we may record income or expense to Other Income (Expense) related to both the value of the note as well as the value of the embedded derivative. It is difficult to forecast changes to Other Income (Expense) as we are unable to predict fluctuations in currency rates, our stock price and stock price volatility (see Part I, Item 3 – “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-Q).

Interest and Other Income, net

Net interest and other income, net of $1.1 million for the three-month period ended March 31, 2008 decreased $0.5 million compared to the same period in 2007. The decrease was primarily due to interest income on lower average cash, cash equivalents and short-term investment balances during 2008 as well as lower interest rates. The lower cash balances in 2008 were primarily due to net cash used in operations.

Assuming we do not raise additional funds during 2008, we expect net interest and other income to decrease for the remainder of 2008 as we use cash and short-term investments to fund our operations.

Provision for income taxes

The provision for income taxes recorded in the three-month period ended March 31, 2008, represents French foreign income taxes withheld on royalties paid to us by Ipsen under our Increlex® license and collaboration agreement with Ipsen. There were no income taxes withheld for the same period in 2007 as Ipsen began selling Increlex® in the fourth quarter of 2007. We did not record domestic provisions for income taxes in the three-month periods ended March 31, 2008 and 2007 because we have incurred operating losses to date.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2008, we had approximately $94.9 million in cash, cash equivalents and short-term investments. We had an accumulated deficit of $306.7 million, which was primarily comprised of $262.6 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through March 31, 2008 primarily from issuance of equity, convertible notes and the receipt of up-front and milestone payments under our collaboration with Ipsen. To date we have received net cash proceeds of $283.2 million from equity issuances including equity sold to Ipsen and Genentech. We have issued three convertible notes to Ipsen from which we received net cash proceeds of $15.0 million, net of the balance which was used to make milestone payments to Ipsen related to the Somatuline® license and collaboration agreement. In addition, we have received $31.7 million from Ipsen, net of withholding taxes, for milestone payments related to the Increlex® license and collaboration agreement.

Ipsen Collaboration

On October 13, 2006, we completed the initial closing of the transactions contemplated by the stock purchase and master transaction agreement we entered into with Ipsen in July 2006. At the closing, we issued 12,527,245 shares of our common stock to an affiliate of Ipsen for an aggregate purchase price of $77.3 million and issued to Ipsen a convertible note in the principal amount of $25.0 million and a warrant to purchase a minimum of 4,948,795 shares of our common stock, which warrant is exercisable at any time during the five-year period after the initial closing and carries an initial exercise price equal to $7.41 per share. Under the stock purchase and master transaction agreement with Ipsen, we issued a second convertible note and a third convertible note to Ipsen in connection with our Somatuline® license and collaboration agreement as described below. Each of the convertible notes that we issued to Ipsen matures on the later of October 13, 2011 or two years from the date of notification of non-convert and carries a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and is convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (or €5.92 per share with respect to the second convertible note). Together with the 13,046,346 shares of our common stock that we have issued to Ipsen (and/or an affiliate of Ipsen) to date, the conversion of all three convertible notes and the exercise of the warrant in full would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis.

Pursuant to the licensing agreements we entered into with Ipsen (and/or affiliates thereof) in connection with the initial closing under the stock purchase and master transaction agreement, we granted to Ipsen and its affiliates exclusive rights to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa, and Ipsen granted to us exclusive rights to develop and commercialize Somatuline® Depot in the United States and Canada. Further, we and Ipsen granted to each other product development rights and agreed to share the costs for improvements to, or new indications for, Somatuline® Depot and Increlex®. In addition, we and Ipsen agreed to rights of first negotiation for our respective endocrine pipelines. In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Under the license and collaboration agreement with respect to Increlex®, Ipsen made an upfront cash payment to us of €9.5 million, or $11.8 million, after tax withholding in October 2006, and paid us an additional milestone of approximately of €14.3 million, or $19.3 million, after tax withholding, in September 2007 for receiving marketing authorization for Increlex® in the European Union for the targeted product label. Ipsen is our marketing partner for Increlex® in the European Union. In November 2007, Increlex® was launched by Ipsen in Ipsen’s territory. We are entitled to royalties on Increlex® sales made in Ipsen’s territory on a sliding scale from 15% to 25% of the average net sales price, in addition to a supply price of 20% of net sales of Increlex®.

Under the license and collaboration agreement with respect to Somatuline® Depot, we made an upfront payment of $25.0 million to Ipsen in October 2006, which was financed through the issuance by us of the first convertible note to Ipsen at the initial closing under the stock purchase and master transaction agreement. In August 2007, we received marketing approval for Somatuline® Depot in the United States for the targeted product label (and the second closing under the stock purchase and master transaction agreement was consummated). Following receipt of the marketing approval, we made a milestone payment of €30.0 million, or $41.6 million, to Ipsen, which was financed through the issuance by us of the second convertible note to Ipsen at the second closing. The milestone payment was capitalized as an intangible asset and will be amortized over the useful life of the asset. At the second closing, we also issued the third convertible note to Ipsen and Ipsen delivered $15.0 million to us, which will be used by us for working capital. We launched Somatuline® Depot in the United States in November 2007. We pay royalties to Ipsen, on a sliding scale from 15% to 25% of net sales, in addition to a supply price of 20% of the average net sales price of Somatuline® Depot.

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

Genentech Combination Product Collaboration

Effective as of July 6, 2007, we and Genentech entered into a combination product development and commercialization agreement which governs the worldwide development and commercialization of two combination product candidates containing Genentech’s rhGH, Nutropin AQ®, and our rhIGF-1, Increlex®, for the treatment of all indications except those of the central nervous system. Initially, we will be responsible for the development and commercialization of all combination product candidates under the combination product agreement and have agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to certain opt in rights granted to Genentech as described in Note 8, “Combination Product Development and Commercialization Agreement” in the Notes to Financial Statements of Part II, Item 8 of the Form 10-K filed for the year ended December 31, 2007. Upon opting in, Genentech would become obligated to reimburse us for a portion of the development costs incurred since July 9, 2007, and thereafter we and Genentech would share future costs and all operating profits and losses, and no royalties will be owed to Genentech. Genentech would receive such profit share in lieu of its royalty payment. Under the combination product agreement, we may receive a cash milestone payment in certain circumstances and we may be entitled to royalties on net sales of certain combination products. In addition, we issued 708,591 shares of common stock to Genentech at price per share of $5.645 pursuant to a stock purchase agreement we entered into with Genentech, resulting in gross cash proceeds of approximately $4.0 million, and we may issue up to an additional 1,894,737 shares of common stock (or up to a maximum of $9.0 million of shares of common stock) to Genentech pursuant to the stock purchase agreement. However, there can be no assurance that we will receive all or any remaining portion of the anticipated proceeds, including the reimbursement of development costs, the cash milestone payment and additional proceeds from the sale of shares of our common stock to Genentech, nor can there be an assurance that we would achieve the anticipated benefits of our combination product agreement with Genentech. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under the stock purchase agreement at a price per share less than $4.75 and if we do issue shares to Genentech under the stock purchase agreement at a price per share less than $4.75, such issuance would trigger certain weighted-average price-based antidilution adjustments to the convertible notes and warrant we issued to Ipsen. Please refer to Note 8, “Combination Product Development and Commercialization Agreement,” in the Notes to Financial Statements of the Form 10-K filed for the year ended December 31, 2007 for more detail on the terms of the combination product agreement and stock purchase agreement.

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

Cash Flow

	Three months ended March 31,
	2008	2007
	(In thousands)
Net cash provided by (used for):
Operating activities	$(18,981)	$(15,012)
Investing activities	12,338	6,265
Financing activities	209	—

Net change in cash and cash equivalents	$(6,434)	$(8,747)

Cash, cash equivalents and short-term investments totaled $94.9 million at March 31, 2008, compared to $113.5 million at December 31, 2007. The net decrease in cash, cash equivalents and short-term investments in 2008 was primarily due to cash used in operating activities of $19.0 million offset by cash provided by net sales of short-term investments as discussed below.

Operating Activities

Net cash used in operating activities totaled $19.0 million in the three-month period ended March 31, 2008. Cash used in operating activities during 2008 was primarily driven by our net losses from operations of $17.5 million, increase in inventory of $4.8 million, adjusted for the non-cash compensation charge of $1.5 million related to SFAS No. 123R and a net non-cash income of $1.3 million related to the Euro-denominated convertible note we issued to Ipsen. The increase in inventories was primarily due to the manufacture of Increlex® and purchases of Somatuline® Depot that were partially funded by an increase in accrued expenses.

Investing Activities

Net cash provided by investing activities totaled $12.3 million in the three-month period ended March 31, 2008. Cash provided by investing activities represented net proceeds from purchase, sales and maturities of investments.

Financing Activities

Net cash provided by financing activities totaled $0.2 million in the three-month period ended March 31, 2008. Cash provided by financing activities was primarily due to issuances of common stock under our equity compensation plans.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We believe that our cash, cash equivalents and short-term investments as of March 31, 2008 will be sufficient to meet our projected operating and capital expenditure requirements through at least March 31, 2009 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Depot at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore Inc. and Lonza Hopkinton Inc., including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex®use in Primary IGFD and/or other regions;

•	Ipsen’s ability to supply Somatuline® Depot to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Depot;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued to Ipsen;

•	the status of competing products;

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

Contractual Obligations and Commercial Commitments

During the three-month period ended March 31, 2008, there were no material changes to our contractual obligation and commercial commitment disclosures as set forth under the caption, “Contractual Obligations and Commercial Commitments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including asset-backed securities, commercial paper, corporate bonds, government sponsored entity bonds and money market funds.

Interest Rate Risk

As of March 31, 2008, we held $65.9 million in cash and cash equivalents consisting of highly liquid investments having original maturity dates of less than 90 days. Declines of interest rates over time would reduce our interest income from our highly liquid short-term investments. Based upon our balance of cash and cash equivalents, a decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.7 million for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our cash and cash equivalents.

As of March 31, 2008, we held $29.0 million in short-term investments, which consisted primarily of money market funds held by large institutions in the United States, federal agency bonds, commercial paper, corporate bonds and asset-backed securities maturing in less than twelve months. The weighted average interest rate of our investments held was approximately 4.2% during the three-month period ended March 31, 2008. A decline in interest rates over time would reduce our interest income from our short-term investments. A decrease in interest rates of 100 basis points would cause a corresponding decrease in our annual interest income of approximately $0.3 million for these investments. Due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially change the fair market value of our short-term investments.

Foreign Currency Exchange Risk

The Euro-denominated convertible note we issued to Ipsen was recorded at €22.2 million or approximately $35.0 million, net of discount and including accrued interest, at March 31, 2008. The face value of the note is €30.0 million plus accrued interest of €0.4 million and the discount of €8.2 million will be accreted over the life of the convertible note. The convertible note accrues interest at a rate of 2.5% per year, compounded quarterly until maturity in October 2011. As currency rates change, the net recorded value of the convertible note (which will also be increasing in value due to the accretion of the discount and accrued interest) will be revalued, and the corresponding translation adjustment will be recorded in the statements of operations. A hypothetical change of 10% in currency rates could result in an adjustment to the consolidated statements of operations of approximately $3.5 million. Upon maturity of the convertible note in October 2011, if the holder of the note chooses to not convert, we would be required to repay the convertible note of €33.2 million which includes accrued interest. A hypothetical change of 10% in currency rates could result in our paying $5.2 million more or less in cash than anticipated upon issuance of the convertible note.

Associated with the issuance of this convertible note to Ipsen, we recorded a derivative liability due to a conversion option denominated in a foreign currency. The terms of the convertible note include a conversion option not under our control. This conversion option is considered to be an embedded derivative liability and we determined the fair value of this derivative to be €9.2 million or approximately $12.8 million on the date of issuance, September 17, 2007. Due to the quarterly revaluation of the embedded derivative liability and due to foreign currency revaluation, we recorded in our statements of operations other income of $2.0 million for the quarter ended March 31, 2008. At March 31, 2008, the embedded derivative liability was valued at €6.2 million or approximately $9.8 million. We determine the fair value of the derivative liability using the Black-Scholes-Merton valuation model. The valuations are based on the information available as of the various valuation dates. Factors affecting the amount of this liability include the market value of our common stock, the conversion price of note, volatility of our common stock, the expected life, the Euro to U.S. dollar currency exchange rate and the risk-free interest rate. A change in the market value of our common stock could have a significant impact on the results of our operations; however, there would not be any impact on our cash flows. A hypothetical change of 10% in currency rates could result in an adjustment to the statements of operations of approximately $1.0 million.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully market and sell products, generate significant revenues or attain profitability.*

We have a limited operating history. Through March 31, 2008, we had an accumulated deficit of $306.7 million. We incurred a net loss of $17.5 million during the quarter ended March 31, 2008. We may not be able to generate significant revenues from operations and may not be able to attain profitability. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex® for severe Primary IGFD and Primary IGFD and Somatuline® Depot for acromegaly, and as we attempt to develop growth hormone/IGF-1 combination product candidates under our Combination Product Agreement with Genentech. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

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

Our two growth hormone/IGF-1 combination product candidates may not enter clinical trials or receive U.S. or other countries’ regulatory approval, in a timely manner, for the labels that we anticipate, or at all. We may encounter development difficulties that delay, increase the costs of, or preclude any further progress of either or both of our growth hormone/IGF-1 combination product candidates. In addition, the FDA and other countries’ regulatory authorities have substantial discretion in the approval process. They may decide that our pre-clinical data, chemistry, manufacturing and controls data, and/or clinical data are insufficient to warrant timely, or any, entry into Phase I, Phase II or Phase III clinical trials, and/or that the data from our Phase III clinical trials are insufficient to allow marketing approval of our growth hormone/IGF-1 combination product candidates for their target labels. If we do not receive regulatory marketing approvals for the target labels, our business will be harmed.

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

•	contract laboratories fail to follow good laboratory practices;

•	suppliers, supply partners, and/or contract manufacturers fail to follow good manufacturing practices;

•	interim results of the clinical trial are inconclusive or negative;

•	clinical trial drug supplies may not be available, may not be available in sufficient quantities, may not be available in the preferred formulation, or available drug may become unusable;

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy;

•	re-evaluation of our corporate strategies and priorities;

•	limited financial resources.

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

We cannot predict the relative competitive positions of Increlex®, Somatuline® Depot and any growth hormone/IGF-1 combination product candidates that we may develop. However, we expect that the factors set forth under—Risks Related to Our Business—Our products may fail to achieve market acceptance, which could harm our business,” among others, including manufacturing cost containment, will determine our ability to compete effectively.

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

We believe that Bristol-Myers Squibb Company; Genentech; Merck & Co., Inc.; Novo Nordisk and Pfizer have conducted research and development of orally available small molecules that cause the release of growth hormone, known as growth hormone secretagogues. We believe that Sapphire Therapeutics, Inc. has licensed certain rights to Novo Nordisk’s growth hormone secretagogues and that Elixir Pharmaceuticals Inc. has licensed certain rights to Bristol-Myers Squibb Company’s growth hormone secretagogues and that both companies are actively developing these compounds for use in various indications including cancer cachexia, a wasting disorder affecting some cancer patients. These products work by increasing the levels of rhIGF-1 and, if approved, could potentially compete with Increlex®.

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

We currently source all of our Increlex® bulk manufacturing and portions of release testing through a single-source third-party supplier, Lonza Baltimore, Inc. This supplier is the only FDA-approved manufacturer currently available to us, and could only be replaced by qualification of a new manufacturing site for the same operations. We have negotiated a short-term commercial agreement with Lonza Baltimore, and during the term of this agreement, we are attempting to move our bulk manufacturing process from Lonza Baltimore to Lonza Hopkinton, Inc. It will take a significant amount of time and expense to complete the transfer to and validate the Lonza Hopkinton manufacturing facility. For us to change to this new bulk manufacturing site, Lonza Hopkinton’s facilities and processes, prior to our use, will need to undergo pre-approval and/or cGMP compliance inspections. In addition, we need to transfer and validate the processes and certain analytical methods necessary for the production and testing of bulk Increlex® by Lonza Hopkinton. A delay in this transfer could result in a shortage of bulk Increlex® and a significant loss of revenues. If we are not able to complete this transfer, our ability to supply Increlex® will be impaired and our business will suffer irreparable harm.

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

Certain specific components and raw materials used to manufacture Increlex® at our third-party manufacturers are obtained and made available through either single-source or sole-source suppliers. Single-source suppliers are the only approved suppliers currently available to us, and could only be supplemented by qualification of new sources for the material required. Sole-source suppliers are the only source of supply available to us, and could only be replaced through qualification of an alternate material after demonstrating suitability. Supply interruption of these materials could result in a significant delay to our manufacturing schedules and ability to supply product, and any replacement supplier would likely be required to undergo lengthy regulatory approval procedures prior to product distribution. Limits or termination of supply of these materials could significantly impact our ability to manufacture Increlex®, cause significant supply delays while we qualified, at significant expense, new suppliers or new materials, and would consequently cause harm to our business, including as a result, our failure to meet our supply obligations to Ipsen.

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

If product is lost or damaged during manufacturing, storage or shipment, our business may suffer.*

We rely entirely on third-party contractors for the manufacturing, shipping and storage of our products. If product in filled, finished, or other form, or its active ingredient, is lost or damaged while in the possession of our third-party contractors, we may not have adequate rights to seek indemnification from our third-party contractors or their insurance companies for the replacement cost of the lost or damaged goods. Our agreement with the third-party contractor responsible for the loss or damage may waive their liability altogether or limit their liability to an amount well below the replacement cost of the lost or damaged goods. In addition, our insurance policies may not provide coverage or may provide inadequate coverage for the lost or damaged goods, or we may decide not to file an insurance claim in order to avoid increasing in the cost of or cancellation of our insurance and/or to avoid the negative impact such claim could have on our prospective ability to insure our business operations at a commercially reasonable cost or at all. If we cannot recover the replacement cost of the lost or damaged goods from the responsible third-party contractor or their insurance companies, or our insurance companies, our financial performance may be negatively affected and our business may suffer. In addition, such losses or damages could delay or prevent us from manufacturing and supplying commercial or clinical product in the time frames or in the quantities that we anticipate will be required for the support of our collaborators’ product sales or product development activities, all of which would harm the development and commercial potential of our product.

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

In the future, rhIGF-1 or lanreotide manufactured by other parties may be approved for use in the United States. For example, we are aware that Novartis AG (through the acquisition of Chiron Corporation) has developed a process to manufacture rhIGF-1 using yeast expression and has intellectual property with respect to that process. In the event there are other rhIGF-1 products approved by the FDA to treat indications other than those covered by Increlex® , physicians may elect to prescribe a competitor’s product containing rhIGF-1 to treat the indications for which Increlex® has received and may receive approval. This is commonly referred to as off-label use. While under FDA regulations a competitor is not allowed to promote off-label use of its product, the FDA does not regulate the practice of medicine and as a result cannot direct physicians as to which product containing rhIGF-1 to prescribe to their patients. In addition, a competitor could gain FDA approval of a product containing lanreotide for the treatment of an indication other than indication(s) covered by Somatuline® Depot, which would enable physicians to prescribe the competitor’s product for the indication(s) covered by Somatuline® Depot. As a result, we would have limited ability to prevent off-label use of a competitor’s product containing rhIGF-1 or lanreotide to treat any diseases for which we have received FDA approval, even if it violates our method of use patents and/or we have orphan drug exclusivity for the use of rhIGF-1 or lanreotide to treat such diseases.

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

Ipsen may seek to influence our business in a manner that is contrary to our goals or strategies or to the interests of our other stockholders.*

Based on its significant ownership position through certain protective provisions, Ipsen has the ability to significantly influence the outcome of certain actions by our Board of Directors and those requiring the approval of our stockholders. Our other stockholders may be unable to prevent actions taken by Ipsen. Together with the 13,046,346 shares of our common stock that we have issued to Ipsen (and/or an affiliate of Ipsen), the conversion of the convertible notes and the exercise of the warrant that we have also issued to Ipsen would enable Ipsen to acquire an ownership interest in us of approximately 40% on a fully diluted basis, with the opportunity to increase its ownership position to 60% or greater through market purchases. Ipsen was also granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. In addition, under the terms of our affiliation agreement with Ipsen, so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Our affiliation agreement with Ipsen also provides that in the event Ipsen holds at least 60% of the outstanding shares of our common stock, Ipsen is entitled to nominate an unlimited number of directors to our Board of Directors (and under our charter documents, holders of at least 60% of the outstanding shares of our common stock may remove any director or the entire Board of Directors without cause). For so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is also entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting with one in 2008 and up to four after our 2009 annual meeting of stockholders. Our certificate of incorporation was also amended in connection with our collaboration with Ipsen to waive the corporate opportunity provisions under Delaware law and the corporate opportunity doctrine with respect to opportunities of which Ipsen and Ipsen’s designees to our Board of Directors may become aware as a result of their affiliation with us. Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our common stock shall be deemed to have consented to these provisions of our certificate of incorporation. This deemed consent might restrict the ability to challenge transactions carried out in compliance with these provisions. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen. Currently, one of our directors, Christophe Jean, also serves as the Chief Operating Officer of Ipsen.

If we lose our licenses from Genentech or Ipsen, we may be unable to continue our business.*

We have licensed intellectual property rights and technology from Genentech and from Ipsen. Under our license and collaboration agreements with Genentech and Ipsen, each of Genentech and Ipsen have the right to terminate our licenses if we are in material breach of our obligations under our agreements with them and fail to cure that breach. Under the terms of the agreements, we are obligated, among other things, to use reasonable business efforts to meet specified milestones. If any of these agreements are terminated, then we would lose our rights to utilize the technology and intellectual property covered by that agreement’s license to develop, manufacture, market and sell Increlex®, to develop, market and sell Somatuline® Depot, or to develop, manufacture, market and sell our growth hormone/IGF-1 combination product candidates. This may prevent us from continuing our business.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan. *

We believe that our cash, cash equivalents and short-term investments as of March 31, 2008 will be sufficient to meet our projected operating and capital expenditure requirements through at least March 31, 2009 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

•	changes to our business plan;

•	our ability to market and sell sufficient quantities of Increlex® and Somatuline® Depot at the anticipated level;

•	the commercial status of the Increlex® bulk drug manufacturing operations at Lonza Baltimore Inc. and Lonza Hopkinton Inc., including the success of our cGMP production activities;

•	the success of Increlex® final drug product manufacturing;

•	the costs, timing and scope of additional regulatory approvals for Increlex® use in Primary IGFD and/or other regions;

•	Ipsen’s ability to supply Somatuline® Depot to us in sufficient quantities;

•	the costs, timing and scope of additional regulatory approvals for Somatuline® Depot;

•	Ipsen’s ability to market and sell sufficient quantities of Increlex® in the licensed territories at the anticipated level;

•	any required repayment of the convertible notes we issued to Ipsen;

•	the status of competing products;

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

If we are unable to manage our expected growth, we may not be able to implement our business plan. *

Our ability to implement our business plan requires an effective planning and management process. As of March 31, 2008, we had 139 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

If we are unable to attract and retain additional qualified personnel, our ability to market and sell our products and develop other product candidates will be harmed.*

Our success depends on our continued ability to attract and retain highly qualified management and scientific personnel and on our ability to develop relationships with leading academic scientists and clinicians. We are highly dependent on our current management and key commercial, medical, scientific, regulatory and pharmaceutical operations personnel, whose knowledge of our industry and technical expertise would be extremely difficult to replace. We have at-will employment contracts with all of our executive officers. They may terminate their employment without cause or good reason and without notice to us.

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

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. *

As of March 31, 2008, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 81.2% of our common stock. Our greater than five percent beneficial owners include Ipsen and its affiliates, which beneficially owned 42.7% (not including shares subject to limited voting agreements with certain of our stockholders); entities affiliated with MPM BioVentures III LLC, which beneficially owned 13.4%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 5.9%; MedImmune, Inc., which beneficially owned 5.8%; and entities affiliated with Rho Capital Partners, which beneficially owned 5.8%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult.*

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions include, among others, provisions that:

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

As of March 31, 2008, we had 51,583,550 outstanding shares of common stock. As of March 31, 2008, we had 6,591,205 shares subject to outstanding options and restricted stock units granted under our equity compensation plans. In addition, as of March 31, 2008, 15,640,748 shares were issuable upon the exercise of the warrant and conversion of the three convertible notes, which we have issued to Ipsen. Further, the terms of the warrant we issued to Ipsen provide that the number of shares of our common stock subject to the warrant may increase in the event of certain issuances of equity securities by us that dilute Ipsen’s percentage ownership interest in us. Moreover, the initial exercise price of the warrant, and the conversion price of convertible notes we have issued to Ipsen, are subject to certain weighted-average price-based antidilution adjustments. These terms of the warrant and convertible notes may entitle Ipsen to acquire a greater number of shares of our common stock than we currently anticipate.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In September 2005, we filed a shelf registration statement pursuant to which we may, from time-to-time, sell shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings. In November 2005, we also filed a registration statement for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with our entering into the CEFF. Moreover, we have agreed that, upon Ipsen’s request, we would file one or more registration statements in order to permit Ipsen and its affiliates to offer and sell a substantial number of shares of our common stock, including the 13,046,346 shares we issued to an affiliate of Ipsen and the shares issuable upon exercise of the warrant and conversion of the convertible notes we issued to Ipsen. In addition, certain holders of shares of our common stock that are parties to our amended and restated investors’ rights agreement, including Genentech, are entitled to registration rights.

ITEM 5.	OTHER INFORMATION.

On February 26, 2008, our Board of Directors amended the Tercica, Inc. 2004 Stock Plan, or the 2004 Plan, to provide for the grant thereunder of restricted stock unit awards. Prior to such amendment, the 2004 Plan provided for the grant of restricted stock awards, but not restricted stock unit awards. Under the terms of the 2004 Plan, as amended, restricted stock unit awards may be granted under the 2004 Plan pursuant to restricted stock unit award agreements adopted by the plan administrator, generally our Board of Directors or the Compensation Committee of the Board. Under the 2004 Plan, as amended, restricted stock unit awards may vest over the passage of time, the achievement of performance goals, or the occurrence of other events determined by the plan administrator. Upon meeting vesting criteria applicable to a restricted stock unit award, a participant is entitled to receive a payout in the form of cash or shares of our common stock. The timing of such payments is determined by the plan administrator. In addition, the plan administrator may permit participants to defer the payment of such payouts. Dividend equivalents may be credited in respect of shares of our common stock covered by restricted stock units, as determined by the plan administrator and contained in the applicable restricted stock unit award agreement. The amendments to the 2004 Plan also effected certain technical amendments to the 2004 Plan, including with respect to compliance with Section 409A of the Internal Revenue Code of 1986, as amended. The foregoing is only a brief description of the 2004 Plan amendments, does not purport to be complete and is qualified in its entirety by reference to the 2004 Plan, as amended, that is filed as Exhibit 10.3A to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws, as amended(2)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

4.1	Form of Specimen Stock Certificate(4)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(5)

4.4	Warrant issued to Ipsen, S.A., dated October 13, 2006(4)

4.5A	First Senior Convertible Promissory Note issued to Ipsen, S.A., dated October 13, 2006(4)

4.5B	Second Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(6)

4.5C	Third Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(6)

4.6A	Rights Agreement, dated as of October 13, 2006, between the Registrant and Computershare Trust Company, N.A., as Rights Agent(4)

4.6B	Form of Right Certificate(4)

10.3A	2004 Stock Plan, as amended

10.3C	Form of Employee Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2004 Stock Plan

10.9S	2008 Executive Officer Compensation Arrangements

10.9AA	Form of Letter Agreement amending terms of Executive Officer Employment Agreements

15.1	Letter regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit Number	Description
32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 25, 2007.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on October 18, 2006.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 3, 2006.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on September 18, 2007.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2008

TERCICA, INC.
(Registrant)

/s/ Ajay Bansal
Ajay Bansal
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)