Form 10-Q
period 2008-06-30
TERCICA INC
filed 2008-08-06
CIK 1262175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 68,464,752 shares of the Registrant’s Common Stock outstanding.

TERCICA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

TERCICA, INC.

CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$60,022	$72,353
Short-term investments	11,394	41,132
Accounts receivable, net – (including amounts from related party: 2008-$554; 2007-$165)	3,259	1,607
Inventories	26,300	13,891
Prepaid expenses and other current assets	2,503	2,117

Total current assets	103,478	131,100
Property and equipment, net	2,229	3,023
Intangible assets	40,267	41,672
Restricted cash	540	440
Other assets	358	448

Total assets	$146,872	$176,683

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable – (including amounts due to related party: 2008 - $511; 2007 – $77)	$5,102	$2,366
Accrued expenses – (including amounts due to related party: 2008 $263; 2007 – $32)	13,860	11,539
Other current liabilities	333	310
Deferred revenue, less long-term portion	776	881

Total current liabilities	20,071	15,096
Long-term convertible notes, net (refer to Note 6)	77,527	86,691
Deferred rent	896	1,062
Deferred revenue, long-term portion	10,287	10,675

Total liabilities	108,781	113,524
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	52	52
Additional paid-in capital	356,108	352,278
Accumulated other comprehensive income	11	33
Accumulated deficit	(318,080)	(289,204)

Total stockholders’ equity	38,091	63,159

Total liabilities and stockholders’ equity	$146,872	$176,683

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues
Net product sales (including amounts from related party: three and six months 2008 - $419 and $729; three and six months 2007 – $52 and $52)	$6,214	$2,048	$10,562	$3,139
Licenses revenue	194	194	388	388
Royalty revenue (including amounts from related party: three and six months 2008 - $100 and $160; three and six months 2007 - none)	104	—	169	—

Total net revenues	6,512	2,242	11,119	3,527

Costs and expenses:
Cost of sales*	3,565	1,131	6,706	1,632
Manufacturing start-up costs*	1,749	742	3,293	840
Research and development*	5,403	4,101	11,512	9,013
Selling, general and administrative*	15,514	10,282	27,889	19,833
Amortization of intangibles	703	—	1,405	—

Total costs and expenses	(26,934)	(16,256)	(50,805)	(31,318)

Loss from operations	(20,422)	(14,014)	(39,686)	(27,791)
Interest expense	(1,331)	(190)	(2,596)	(378)
Change in estimated fair value of embedded derivative	9,743	—	11,700	—
Interest and other income, net	609	1,397	1,716	2,968

Loss before income taxes	(11,401)	(12,807)	(28,866)	(25,201)
Provision for income taxes	5	—	10	—

Net loss	$(11,406)	$(12,807)	$(28,876)	$(25,201)

Basic and diluted net loss per share	$(0.22)	$(0.26)	$(0.56)	$(0.50)

Shares used to compute basic and diluted net loss per share	51,624	50,178	51,597	50,161

* Includes non-cash stock-based compensation expense as follows:

Cost of sales	$32	$—	$66	$—
Manufacturing start-up costs	38	—	66	—
Research and development	388	525	745	1,049
Selling, general and administrative	1,119	1,110	2,168	2,087

Total	$1,577	$1,635	$3,045	$3,136

See accompanying notes.

TERCICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net cash used in operating activities	$(42,989)	$(28,034)

Cash flows from investing activities:
Purchases of property and equipment	(111)	(340)
Proceeds received from sale of equipment	11	—
Purchases of available-for-sale securities	(21,150)	(57,536)
Proceeds from sales and maturities of available-for-sale securities	51,223	71,559

Net cash provided by investing activities	29,973	13,683

Cash flows from financing activities:
Net proceeds from issuance of common stock	685	216

Net cash provided by financing activities	685	216

Net decrease in cash and cash equivalents	(12,331)	(14,135)
Cash and cash equivalents, beginning of period	72,353	40,339

Cash and cash equivalents, end of period	$60,022	$26,204

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

The results of the Company’s operations can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year or any future periods. The information included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008. See Note 3 – “Proposed Acquisition by Affiliates of Ipsen S.A.” which describes the proposed merger agreement with Ipsen S.A.

The preparation of financial statements in conformity with GAAP for interim financial reporting requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

2. Significant Accounting Policies

During 2008, the Company applied the new accounting standard Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), related to the fair value measurements of the Company’s assets and liabilities as described more fully below. There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out basis. The valuation of inventory requires the Company to estimate obsolete or excess inventory based on analysis of future demand for the Company’s products. Due to the nature of the Company’s business and our target markets, we believe levels of inventory in the distribution channel, changes in demand due to price changes from competitors and the introduction of new products are not significant factors when estimating the Company’s excess or obsolete inventory for Increlex® but can be significant factors in estimating excess or obsolete inventories for Somatuline® Depot. If inventory costs exceed expected market value due to obsolescence or lack of demand, inventory write-downs may be recorded as deemed necessary by management for the difference between the cost and the market value in the period that impairment is first recognized. Inventories may include products manufactured at facilities awaiting regulatory approval and are capitalized based on management’s judgment of probable near term regulatory approval. In addition, inventories include employee stock-based compensation expenses capitalized under SFAS No. 123R.

In general, the process for evaluating potential excess or obsolete inventory is not a complex process and does not require significant management judgment. The factors considered in evaluating potential excess or obsolete inventory are:

•	the Company’s forecast of future demand, which is updated on a quarterly basis;

•	the expiration date for each lot manufactured; and

•	any noncancelable open purchase orders associated with the Company’s commercial supply agreements.

In May 2007, the Company began to transfer its manufacturing process to new facilities and as such, there will be a period of time during which the Company will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the Food & Drug Administration (“FDA”) and operational. The Company is increasing its inventory levels in an effort to ensure that the Company has adequate supplies to meet future demand and therefore the Company’s long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories throughout 2008. Once the transfer of manufacturing facilities is complete, the Company will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®. As of June 30, 2008, the Company had total inventories of $26.3 million. The total inventory of $26.3 million at June 30, 2008 included work-in-process inventory of $5.5 million, at our new fill and finish manufacturing agent that will be available to us as finished goods only upon a successful approval of manufacturing process transfer by the FDA. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency.

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

Product revenues. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title passes, the price is fixed or determinable and collectibility is reasonably assured. The Company records provisions for discounts to customers and rebates to government agencies and international distributors, which are based on contractual terms and regulatory requirements. The rebates and discounts may require management judgment to estimate percentage of eligible sales to these customers. The Company’s product returns policy only allows for the return of product damaged in transit, product shipped in error by the Company, or discontinued, withdrawn or recalled merchandise. To date, product returns have been de minimis and based on the Company’s historical experience as well as the specialized nature of the Company’s products, the Company historically has not provided a reserve for product returns. The Company will continue to monitor returns in the future and will reassess the need to estimate a product returns reserve if the returns experience increases or facts and circumstances suggests a returns reserve is necessary.

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

Valuation of Derivative Instruments

The Company issued a convertible note denominated in Euros in September 2007 and valued certain features embedded therein as a derivative liability. The terms of the note provided that the holder may convert the note into shares of the Company’s common stock based upon a fixed Euro amount per share. Because the conversion option was not fixed in the Company’s functional currency (the U.S. dollar), the conversion option is not considered indexed to the Company’s common stock. Therefore, under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company accounted for the conversion option as an embedded derivative that is bifurcated and measured separately from the convertible note (the host instrument). The note was denominated in Euros and the liability was remeasured into U.S. dollars each quarter end based upon the then current Euro-U.S. dollar exchange ratio. Remeasurement of the liability is recorded as foreign currency gains or losses in change in estimated fair value of embedded derivative in the accompanying condensed statements of operations. The Company estimates the fair value of its derivative liabilities each quarter-end using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on various factors, including the Company’s current stock price and stock price volatility, the volatility of the Euro against the U.S. dollar, and other assumptions. Changes in the fair value of the embedded conversion option are recorded as non-cash gains and losses within change in estimated fair value of embedded derivative in the Company’s condensed statements of operations with offsetting amounts classified on the condensed balance sheet in the convertible note host debt instrument. Changes in the fair value of the embedded conversion option can have a material impact on the Company’s financial statements. Following conversion of the note into the Company’s common stock in accordance with its terms, the carrying value of the host debt instrument will be reclassified into common stock and additional paid in capital. The changes in the fair value of the embedded conversion option from the last remeasurement date through the date of conversion will be charged to current operations. See Note 11 – “Subsequent Events” for a discussion regarding the conversion of this convertible note on July 22, 2008.

The embedded derivative liability does not qualify for hedge accounting under SFAS No. 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within change in estimated fair value of embedded derivative in the condensed statements of operations.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies both to items recognized and reported at fair value in the financial statements and to items disclosed at fair value in the notes to the financial statements. SFAS No. 157 does not change existing accounting rules governing what can or must be recognized and reported at fair value and clarifies that fair value is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Additionally, SFAS No. 157 does not eliminate practicability exceptions that exist in accounting pronouncements amended by SFAS No. 157 when measuring fair value. As a result, the Company is not required to recognize any new assets or liabilities at fair value. SFAS No. 157 also establishes a framework for measuring fair value. Fair value is generally determined based on quoted market prices in active markets for identical assets or liabilities. If quoted market prices are not available, SFAS No. 157 provides guidance on alternative valuation techniques that place greater reliance on observable inputs and less reliance on unobservable inputs. See Note 10 – “Fair Value of Financial Instruments” in the notes to these condensed financial statements.

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

In December 2007, the EITF ratified the consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). EITF 07-1 concludes that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant’s respective financial statements pursuant to the guidance of EITF 99-19. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and requires retrospective application if practicable. The Company does not expect that the adoption of EITF 07-1 will have an impact on its financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company has not completed the process of evaluating the impact on its financial position or results of operations that will result from adopting SFAS No. 162.

3. Proposed Acquisition by Affiliates of Ipsen, S.A.

On June 4, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beaufour Ipsen Pharma, a société par actions simplifiée organized under the laws of France (“Parent”) a wholly owned subsidiary of Ipsen, S.A. (“Ipsen”) and Tribeca Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) pursuant to which Parent would acquire all of the shares of Tercica common stock that Ipsen and its affiliates do not currently own at a price of $9.00 per share in cash. Ipsen and Suraypharm, each of which are affiliates of Parent and Merger Sub, beneficially owned 42.7% of the Company’s outstanding common stock as of June 30, 2008 (including shares of the Company’s common stock issuable upon the exercise and conversion of the then-outstanding warrant and convertible notes issued to Ipsen, but excluding shares subject to limited voting agreements that Ipsen and its affiliates entered into with certain of our other stockholders). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Parent and its affiliates. The completion of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the Company’s stockholders and the satisfaction or waiver of other closing conditions. Although the Merger is expected to close in the third or fourth quarter of 2008, there can be no assurances that the Merger will be completed within such time frame, or at all. See Part II, Item 1A — “Risk Related to the Merger.”

At the effective time of the Merger, each outstanding share of the Company’s common stock (other than shares held by the Parent and its affiliates or by stockholders who have validly exercised appraisal rights) will be converted into the right to receive $9.00 per share in cash, without interest, to be paid upon completion of the Merger.

The Merger Agreement may be terminated in certain circumstances, including in the event that the Merger is not completed by January 1, 2009. The Merger Agreement requires the Company to pay Parent a termination fee in the amount of $11,000,000 if the Merger Agreement is terminated by either the Company or Parent in connection with a change in the Company’s Board of Directors’ recommendation that the Company’s stockholders adopt the Merger Agreement, or if the Merger Agreement is terminated, there exist certain proposals or offers to acquire Tercica’s equity interests or assets by persons unaffiliated with Ipsen (“Takeover Proposals”), and within 12 months following the termination, Tercica enters into a contract providing for the implementation of a Takeover Proposal or otherwise consummates a Takeover Proposal.

Upon execution of the Merger Agreement on June 4, 2008, Ipsen irrevocably agreed to promptly convert all three of its outstanding convertible notes (see Note 6, Long-term Debt) into shares of the Company’s common stock and to exercise its outstanding warrant to purchase shares of the Company’s common stock. On July 22, 2008, Ipsen fully converted all three of its convertible notes into shares of the Company’s common stock and exercised its warrant to purchase shares of the Company’s common stock (see Note 11, Subsequent Events).

The following is a summary of transaction related costs, recorded in general and administrative expenses, incurred in connection with the Merger for the three months ended June 30, 2008 (in thousands). There were no costs incurred prior to April 1, 2008:

Three Months Ended June 30, 2008
Transaction related costs:
Financial advisor	$756
Legal fees	551
Special committee	71
Accounting fees	30

$1,408

4. Balance Sheet Details

	June 30, 2008	December 31, 2007
	(in thousands)
Accounts receivable, net:
Receivables	$3,325	$1,651
Less: allowance for prompt payment discounts	(66)	(44)

	$3,259	$1,607

Inventories:
Raw materials	$3,491	$2,453
Work-in-process	17,388	8,662
Finished goods	5,421	2,776

	$26,300	$13,891

Property and equipment, net:
Office equipment	$387	$373
Furniture and fixtures	682	674
Computer equipment and software	2,962	2,919
Manufacturing equipment	1,338	1,305
Leasehold improvements	1,524	1,527
Construction in progress	5	—

	6,898	6,798
Less: accumulated depreciation and amortization	(4,669)	(3,775)

	$2,229	$3,023

Accrued expenses:
Accrued compensation and related liabilities	$3,479	$4,885
Accrued professional fees	1,960	1,259
Accrued contract manufacturing expenses	5,311	3,704
Clinical trial costs	396	248
Other accrued liabilities	2,714	1,443

	$13,860	$11,539

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities in accordance with SFAS No. 130, Reporting Comprehensive Income. The following table presents the calculation of comprehensive loss, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss, as reported	$(11,406)	$(12,807)	$(28,876)	$(25,201)
Change in unrealized losses on available-for-sale securities, net of taxes	(37)	(7)	(22)	(8)

Comprehensive loss	$(11,443)	$(12,814)	$(28,898)	$(25,209)

6. Long-Term Debt

In October 2006, the Company issued to Ipsen a convertible note in the principal amount of $25,037,000 (the “First Convertible Note”). The First Convertible Note accrued interest at a rate of 2.5% per year, compounded quarterly, and was convertible into the Company’s common stock at a conversion price of $7.41 per share, subject to adjustment, which represented 3,526,373 shares at June 30, 2008.

In September 2007, the Company issued two additional convertible notes to Ipsen. The “Second Convertible Note” was payable in Euros in the principal amounts of €30,000,000, or $41,640,000 on the date of issuance. The “Third Convertible Note” was payable in U.S. dollars in the principal amount of $15,000,000. The Second and Third Convertible Notes each accrued interest at a rate of 2.5% per year, compounded quarterly, and were convertible into the Company’s common stock at a conversion price of €5.92 per share for the Second Convertible Note and $7.41 per share for the Third Convertible Note, which represented 5,167,865 and 2,064,356 shares, respectively, at June 30, 2008.

At the time of execution of the Merger Agreement, Ipsen delivered a letter to the Company pursuant to which Ipsen irrevocably agreed to convert the Convertible Notes in full promptly following the execution of the Merger Agreement. On July 22, 2008, Ipsen fully converted the Convertible Notes into shares of the Company’s common stock (see Note 11, Subsequent Events).

The entire principal balance and accrued interest under all the Convertible Notes was due and payable on the later to occur of October 13, 2011 or the second anniversary of the date on which Ipsen (or subsequent holders of the Convertible Notes) notified the Company that it would not convert the Convertible Notes in full, subject to Ipsen’s right to declare all amounts outstanding under the Convertible Notes immediately due and payable under certain circumstances.

Because the Second Convertible Note carried a conversion price per share stated in a foreign currency, the conversion feature constitutes a derivative liability. The Company initially estimated the fair value of the derivative liability associated with the Second Convertible Note at €9,220,000 or $12,797,000 on the date of issuance, September 17, 2007. This amount was accounted for as a reduction in the initial carrying value of the Second Convertible Note and is separately accounted for as a derivative liability and changes in estimated fair value are recorded in “Change in estimated fair value of embedded derivative” in the condensed statement of operations for each period. This discount on the Second Convertible Note, as a result of this bifurcation, was being accreted to interest expense over four years using the effective interest method. The carrying value of the Second Convertible Note on the date of issue was €20,780,000, or approximately $28,843,000, which is net of the discount. At June 30, 2008 the carrying value was €22,841,000, or $36,087,000, which approximates fair value.

The Convertible Notes including accrued interest, consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Convertible notes	$77,514	$72,610
Embedded derivative liability	13	14,081

Total	$77,527	$86,691

As of June 30, 2008, the Company accrued $1,093,000 of cumulative interest expense on the First Convertible Note, of which $162,000 and $323,000 were recorded as interest expense in the three and six months ended June 30, 2008, respectively. The amount payable under the First Convertible Note on October 13, 2011 would have been $28,362,000, including cumulative interest of $3,325,000.

As of June 30, 2008, the Company recorded valuation adjustment gain of $14,068,000 representing a decrease in value of the embedded derivative liability associated with the Second Convertible Note. This gain is included in “Change in estimated fair value of embedded derivative” in the condensed statements of operations. The gain recorded was due to a shortened estimated remaining life of the Second Convertible Note which also changed other key inputs to the valuation of the embedded derivative liability reducing the fair value of the embedded derivative liability. The Company accrued $889,000 of cumulative interest expense on the Second Convertible Note, of which $296,000 and $578,000 were recorded as interest expense in the three and six months ended June 30, 2008, respectively. The

Company accrued $2,199,000 of cumulative non-cash accretion charges, of which $749,000 and $1,446,000 were recorded as amortization expense for the three and six months ended June 30, 2008, respectively. The amount payable under the Second Convertible Note on October 13, 2011 would have been €33,206,000, including cumulative interest of €3,206,000.

As of June 30, 2008, the Company accrued $297,000 of cumulative interest expense on the Third Convertible Note, of which $95,000 and $189,000 were recorded as interest expense in the three and six months ended June 30, 2008, respectively. The amount payable under the Third Convertible Note on October 13, 2011 would have been $16,603,000, including cumulative interest of $1,603,000.

Valuation of Second Convertible Note and Related Derivative

The embedded derivative liability related to the Second Convertible Note has been valued using the Black-Scholes-Merton valuation model. The valuations are based on the information pertinent as of the respective valuation dates.

The inputs for valuation analysis include the market value of the Company’s common stock, exercise price of the conversion option, volatility of the Company’s common stock, the expected life and the risk-free interest rate.

The key inputs for the valuation analysis were as follows:

	June 30, 2008	December 31, 2007
Market value of Company’s common stock(1)	€5.59	€4.60
Volatility	11.8%	60.3%
Risk free interest rate	1.6%	3.3%
Exercise price of the conversion option	€5.92	€5.92
Expected life	0.1 years	3.8 years

(1)	Represents the Euro equivalent of the Company’s U.S. dollar common stock price.

See “Note 11 – Subsequent Events” for more information regarding the Convertible Notes.

7. Stockholders’ Equity

Amended and Restated 2004 Stock Plan

On May 20, 2008, at the Company’s 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), the Company’s stockholders approved the Company’s Amended and Restated 2004 Stock Plan (the “Amended 2004 Plan”). The Amended 2004 Plan was adopted by the Board of Directors of the Company (the “Board”) on February 26, 2008, subject to stockholder approval, became effective upon stockholder approval at the 2008 Annual Meeting and effected the following changes to the 2004 Stock Plan, as amended, as follows:

•	increased the limitation by which the annual share reserve of the Amended 2004 Plan may be automatically increased each year from 1,250,000 shares to a maximum of 1,750,000 shares;

•	limited the maximum number of shares that may be issued upon exercise of incentive stock options under the Amended 2004 Plan to 50,000,000 shares;

•

permits shares used to pay the exercise price of a stock award under the Amended 2004 Plan or to satisfy the tax withholding obligations related to a stock award to become available for issuance under the Amended 2004 Plan;

•	revised the formula grants in effect for continuing outside directors at each annual meeting of stockholders, beginning with the 2008 Annual Meeting, as follows:

•	increased the number of options granted automatically to the Chairman of the Board at each annual meeting of stockholders from 22,500 shares to 26,668 shares;

•	increased the number of options granted automatically to all outside directors except the Chairman of the Board at each annual meeting of stockholders from 11,250 shares to 13,334 shares;

•	automatically grant restricted stock units covering 6,666 shares to the Chairman of the Board at each annual meeting of stockholders; and

•	automatically grant restricted stock units covering 3,333 shares to all outside directors except the Chairman of the Board at each annual meeting of stockholders;

•	extend the termination date of the Amended 2004 Plan to February 25, 2018; and

•	effect various technical amendments to facilitate administration of the Amended 2004 Plan, and maintain its compliance with applicable law and regulations.

Ipsen Warrant

Concurrently with the issuance of the First Convertible Note on October 13, 2006, the Company issued a warrant to purchase the Company’s common stock to Ipsen (the “Ipsen Warrant”), which was exercisable for such number of shares of the Company’s common stock equal to the greater of (i) 4,948,795 shares of the Company’s common stock (the “Baseline Amount”) or (ii) the Baseline Amount plus a variable amount of shares of the Company’s common stock, which variable amount fluctuated throughout the term of the Ipsen Warrant. The number of shares of the Company’s common stock issuable upon exercise of the Ipsen Warrant as of the date of issue, was 5,026,712, with a fair value of $13,622,000, estimated using the Black-Scholes-Merton valuation model, which was recorded to additional paid-in capital. The number of shares of the Company’s common stock issuable upon exercise of the Ipsen Warrant as of June 30, 2008 was 4,948,795. The exercise term of the Ipsen Warrant was five years beginning on October 13, 2006, and the warrant was exercisable, in full or in part, at an exercise price of $7.41 per share. At the time of the execution of the Merger Agreement, Ipsen delivered a letter to the Company pursuant to which Ipsen irrevocably agreed to promptly and fully exercise the Ipsen Warrant. On July 22, 2008, Ipsen exercised the Ipsen Warrant in full (See Note 11, Subsequent Events).

8. Stock-Based Compensation

Stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as expense over the remaining requisite service period. Total stock-based compensation expense of $1,577,000 and $1,635,000 was recorded during the three months ended June 30, 2008 and 2007, respectively, and $3,045,000 and $3,136,000 was recorded during the six months ended June 30, 2008 and 2007, respectively.

Stock Options

The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton valuation model with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Expected volatility	67.1%	61.0%	63.2%	63.0%
Expected term (years)	6.0	6.0	6.2	6.2
Risk-free interest rate	3.2%	5.0%	3.0%	4.6%
Dividend yield	—	—	—	—

The Company’s computation of expected volatility for the three and six months ended June 30, 2008 and 2007 is based on an average of the historical volatility of the Company’s stock and the historical volatility of a peer-group of similar companies. The Company’s computation of expected term in the three and six months ended June 30, 2008 and 2007 utilizes the simplified method in accordance with SAB 107, as modified by SAB 110. The risk-free interest rate for periods within the contractual life of the option is based on treasury constant maturities rates in effect at the time of grant. The Company recognizes stock-based compensation expense for the fair values of these awards on a straight-line basis over the requisite service period of each of these awards.

As of June 30, 2008, unrecognized stock-based compensation expense related to stock options of $11,878,000 was expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

In March 2008, the Company began to grant restricted stock units (“RSUs”) to eligible employees, executives and outside directors. Each RSU represents a right to receive one share of the Company’s common stock (subject to adjustment for certain specified changes in the capital structure of the Company) upon the completion of a specific period of continued service. The Company also provides eligible grantees with the opportunity to defer the delivery of shares.

The Company values the RSUs at the market price of the Company’s common stock on the date of grant. The Company recognizes non-cash compensation expense for the fair values of these RSUs on a straight-line basis over the requisite service period of these awards, which is generally four years.

A summary of RSU activity is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2007	—	—
Granted	257	5.96
Vested	—	—
Forfeited	(6)	6.13

Nonvested at June 30, 2008	251	$5.96

The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2008 was $5.96. As of June 30, 2008, unrecognized stock-based compensation expense related to non-vested RSUs of $1,367,000 was expected to be recognized over a weighted-average period of 3.5 years. Stock-based compensation expense related to RSUs was approximately $78,000 and $73,000 for the three and six months ended June 30, 2008, respectively.

Stock-Based Award Modification

In June 2008, the Company modified an employee’s stock-based awards. The term of this employee’s modification includes the accelerated vesting of stock-based awards outstanding on June 21, 2008. The employee’s stock-based awards will accelerate vest if the proposed Merger occurs prior to June 21, 2009. Since the proposed Merger had not closed as of June 30, 2008, no additional compensation expense has been recognized to date. If the proposed Merger is completed, additional compensation expense related to the accelerated vesting of stock-based awards outstanding on June 21, 2008 would be recognized in the Company’s financial statements.

9. Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method for warrants and options and the as-if converted method for the Convertible Notes the Company issued to Ipsen. For purposes of this calculation, common stock subject to repurchase by the Company, preferred stock, options, RSUs and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(11,406)	$(12,807)	$(28,876)	$(25,201)

Denominator:
Weighted-average common shares outstanding used to compute basic loss per share	51,624	50,178	51,597	50,161

Denominator for basic and diluted net loss per share	51,624	50,178	51,597	50,161

Basic and diluted net loss per share	$(0.22)	$(0.26)	$(0.56)	$(0.50)

	Six months ended June 30,
	2008	2007
	(In thousands)
Outstanding dilutive securities not included in diluted net loss per share
Options to purchase common stock and restricted stock units	6,763	5,405
Convertible note	10,759	3,439
Warrants	5,209	5,226

	22,731	14,070

10. Fair Value of Financial Instruments

Financial instruments are presented at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instrument’s complexity.

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

Fair valued liabilities that are generally included in this category are embedded derivative liabilities.

Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2008 (in thousands):

	Fair value	Fair value measurements using
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Cash equivalents	$57,746	$45,066	$12,680	$—
Short-term investments	11,394	—	11,394	—
Restricted cash	540	540	—	—
Total assets	$69,680	$45,606	$24,074	$—
Liabilities
Total liabilities – Embedded derivative	$13	$—	$—	$13

11. Subsequent Events

On July 11, 2008 (the “Genentech Closing”), the Company completed a subsequent closing of the transactions contemplated by that certain Common Stock Purchase Agreement (the “Genentech Purchase Agreement”), dated July 6, 2007, by and between the Company and Genentech, Inc. (“Genentech”), which was entered into in connection with the Combination Product Development and Commercialization Agreement, dated July 6, 2007, between the Company and Genentech. At the Genentech Closing, pursuant to the terms of the Genentech Purchase Agreement, the Company issued 590,580 shares (the “Genentech Shares”) of its common stock to Genentech at a price per share of $6.773, for an aggregate cash purchase price of $4,000,000.

On July 22, 2008, the Company, Ipsen and Suraypharm entered into a Common Stock Purchase Agreement (the “Ipsen Purchase Agreement”) pursuant to which the Company sold to Ipsen 410,831 shares of its common stock (the “Ipsen Shares”), for an aggregate cash purchase price of $3,665,000. The Ipsen Shares were issued and sold to Ipsen at a price of $8.92, which equals the consolidated closing bid price of the Company’s common stock as reported by NASDAQ on July 21, 2008. Under the terms of the Affiliation Agreement the Company entered into with Ipsen and Suraypharm in October 2006, Suraypharm has a right of first offer to purchase up to its pro rata portion of new equity securities offered by the Company (subject to certain exceptions). Ipsen, as Suraypharm’s designated affiliate, acquired the Ipsen Shares in exercise of Suraypharm’s pro rata right under the Affiliation Agreement with respect to the sale and issuance of the Genentech Shares on July 11, 2008.

Also on July 22, 2008, the Company issued an aggregate of 10,774,806 shares of its common stock in connection with the election by Ipsen to convert in full the entire outstanding principal and accrued interest under the following convertible notes:

•

the First Convertible Note, having an outstanding principal and accrued interest balance of $26,170,000 at July 22, 2008, which was converted in full at a conversion price per share of $7.41, for a total of 3,531,687 shares of the Company’s common stock;

•

the Second Convertible Note, having an outstanding principal and accrued interest balance of €30,640,000 at July 22, 2008, which was converted in full at a conversion price per share of €5.92 for a total of 5,175,652 shares of the Company’s common stock; and

•

the Third Convertible Note, having an outstanding principal and accrued interest balance of $15,320,000 at July 22, 2008, which was converted in full at a conversion price per share of $7.41, for a total of 2,067,467 shares of the Company’s common stock.

Additionally, on July 22, 2008, the Company issued 4,948,795 shares of its common stock (the “Warrant Shares”) to Ipsen upon the exercise in full of the Ipsen Warrant. The Warrant Shares issued to Ipsen upon exercise of the Ipsen Warrant were issued at a cash exercise price per share of $7.41, for total cash proceeds to the Company of $36,671,000.

Ipsen had irrevocably agreed to convert the Convertible Notes and exercise the Ipsen Warrant in full in connection with the execution and delivery of the Merger Agreement.

On July 30, 2008, the Company and Lonza Hopkinton, Inc. (“Lonza Hopkinton”) entered into a Manufacturing Services Agreement (the “New Lonza Manufacturing Agreement”) for the manufacture and supply of bulk recombinant human insulin-like growth factor-1 (“IGF-1”) used in the manufacture of Increlex®, which New Lonza Manufacturing Agreement is effective retroactive to July 21, 2008.

The New Lonza Manufacturing Agreement supersedes and replaces in its entirety that certain Agreement, dated May 14, 2007, by and between the Company and Lonza Hopkinton pursuant to which Lonza Hopkinton was originally retained as the Company’s contract manufacturer for bulk IGF-1 and pursuant to which the parties effected a technology transfer of Tercica’s manufacturing process for bulk IGF-1 to Lonza Hopkinton’s facility in Hopkinton, Massachusetts. The New Lonza Manufacturing Agreement carries an initial term of eight years, subject to renewal for one or more additional terms of five years each, provided the parties agree to any such renewal no later than two years prior to the expiration of the initial term or any renewal term. Lonza Hopkinton and the Company are each able to terminate the New Lonza Manufacturing Agreement for convenience upon three years’ prior written notice, as well as for cause.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Tercica, Inc.

We have reviewed the condensed balance sheet of Tercica, Inc. as of June 30, 2008, and the related condensed statements of operations for the three and six month periods ended June 30, 2008 and 2007, and the condensed statements of cash flows for the six month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

August 4, 2008

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

Overview

We are a biopharmaceutical company developing and marketing a portfolio of endocrine products. We currently have the following products and product candidates in our commercialization and development portfolio:

•	Increlex® (recombinant human insulin-like growth factor-1), which is approved for marketing in the United States. the European Union, Israel and Taiwan;

•	Somatuline® Depot (extended release lanreotide), which is approved for marketing in both the United States and Canada; and

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

Increlex® . We market Increlex® as a long-term replacement therapy for the treatment of short stature in children with severe primary insulin-like growth factor-1 deficiency, or severe Primary IGFD, and for children with growth hormone gene deletion who have developed neutralizing antibodies to growth hormone. We commenced marketing Increlex® in the United States in January 2006. We are currently conducting a Phase IIIb clinical trial for the use of Increlex® for the treatment of short stature in children with Primary IGFD, a less severe and more prevalent form of insulin-like growth factor-1 deficiency, or IGFD. Patient enrollment for this trial was completed in July 2007, and we expect to present data from this trial at a medical conference in the fourth quarter of 2008. In a meeting held on July 30, 2008 with the U.S. Food and Drug Administration, or FDA, preliminary data from this trial was discussed. These preliminary data suggest that the trial will meet its primary endpoint of statistically significant increase in first-year height velocity compared to the observation-only group. As part of these discussions, however, the FDA requested additional long-term clinical data as part of the process for seeking approval from the FDA for marketing Increlex® for the treatment of short stature in children with Primary IGFD. Based on the FDA’s request, we plan to review the regulatory strategy for Increlex® for the treatment of short stature in children with Primary IGFD.

In August 2007, the European Commission granted marketing authorization for Increlex® in the European Union for the long-term treatment of growth failure in children and adolescents with severe Primary IGFD. Pursuant to our worldwide strategic collaboration with Ipsen that was completed in October 2006, we granted to Ipsen and its affiliates the exclusive right under our patents and know-how to develop and commercialize Increlex® in all countries of the world except the United States, Japan, Canada, and for a certain period of time, Taiwan and certain countries of the Middle East and North Africa for all indications, other than treatment of central nervous system and diabetes indications. Ipsen has launched Increlex® in Austria, Germany, Great Britain, Spain, Sweden, Portugal, Italy, France, Denmark, the Netherlands, Norway, Poland and the Czech Republic, and expects to launch Increlex® in additional European countries during 2008.

Increlex® generated net product revenues of $4.6 million and $8.0 million in the three and six months ended June 30, 2008, respectively. Net product revenues include supply revenues for Increlex® shipped to Ipsen of $0.4 million and $0.7 million in the three and six months ended June 30, 2008 but excludes royalties paid to us by Ipsen on sales made by Ipsen in their territories.

Somatuline® Depot. Pursuant to our worldwide strategic collaboration with Ipsen, we have the exclusive right under Ipsen’s patents and know-how to develop and commercialize Somatuline® Depot in the United States and in Canada for all indications other than opthalmic indications. In territories outside the United States, including Canada, the product is known as Somatuline® Autogel®. On August 30, 2007, Ipsen received notice of approval from the Food & Drug Administration (“FDA”) for marketing Somatuline® Depot in the United States for the long-term treatment of acromegaly in patients who have had an inadequate response to surgery and/or radiotherapy, or for whom surgery and/or radiotherapy is not an option. Acromegaly is a hormonal disorder that results from excess production of growth hormone typically due to a tumor in the pituitary gland, resulting in overproduction of IGF-1. In July 2006, Somatuline® Autogel® was approved for marketing by Health Canada for the same indication. Somatuline® Autogel® has received provincial formulary listings for reimbursement approval in the provinces of Quebec, Nova Scotia, Newfoundland and Labrador, New Brunswick, Saskatchewan, and for Alberta Blue Cross and we are awaiting reimbursement approval in the province of Ontario. At present, we have contracted sales and marketing operations in Canada to a third party. We launched Somatuline® Depot in November 2007 in the United States.

Somatuline® Depot generated net product revenues of $1.6 million and $2.6 million in the three and six months ended June 30, 2008, respectively.

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

As of June 30, 2008, we had approximately $71.4 million in cash, cash equivalents and short-term investments. We have generated limited revenues from product sales to date and we have funded our operations since inception primarily through the private placements of equity securities and public offerings of our common stock, as well as through our collaboration with Ipsen. Since our inception we have incurred substantial net losses and we expect to incur substantial net losses for the foreseeable future as we attempt to develop, market and sell Increlex® and Somatuline® Depot, and as we attempt to develop growth hormone/IGF-1 combination products under our combination product collaboration with Genentech. We are unable to predict the extent of any future losses or when we will become profitable, if ever.

Proposed Acquisition by Affiliates of Ipsen

On June 4, 2008, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Beaufour Ipsen Pharma, a société par actions simplifiée organized under the laws of France, or Parent, a wholly owned subsidiary of Ipsen, and Tribeca Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Parent, or Merger Sub pursuant to which Parent would acquire all of the shares of Tercica common stock that Ipsen and its affiliates do not currently own at a price of $9.00 per share in cash. Ipsen and Suraypharm, each of which are affiliates of Parent and Merger Sub, beneficially owned 42.6% of our outstanding common stock as of July 31, 2008 (including shares of our common stock issued upon exercise of a warrant and conversion of three convertible notes, issued to Ipsen, but excluding shares subject to limited voting agreements that Ipsen and its affiliates entered into with certain of our other stockholders). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, we will be the surviving corporation of the merger, or the Merger. As a result of the Merger, we will become a wholly-owned subsidiary of Parent and its affiliates.

At the effective time of the Merger, each outstanding share of our common stock (other than shares held by the Parent and its affiliates or by stockholders who have validly exercised appraisal rights) will be converted into the right to receive $9.00 per share in cash, without interest, to be paid upon completion of the Merger.

The Merger Agreement and the Merger were unanimously approved by our Board of Directors following the unanimous recommendation by a special committee of our Board of Directors comprised of three independent non-employee directors. The special committee was advised by independent legal and financial advisors. The obligations of the parties to consummate the Merger are conditioned upon, among other things, the adoption of the Merger Agreement by our stockholders and other closing conditions. Although the Merger is expected to close in the third or fourth quarter of 2008, there can be no assurances that the Merger will be completed within such time frame, or at all. For more information on the risks and uncertainties related to the Merger, see Part II, Item 1A – “Risk Related to the Merger.”

The Merger Agreement may be terminated in certain circumstances, including in the event that the Merger is not completed by January 1, 2009. The Merger Agreement requires us to pay Parent a termination fee in the amount of $11.0 million if the Merger Agreement is terminated under certain circumstances, as described in more detail in “Note 3— Proposed Acquisition by Affiliates of Ipsen S.A.” in the notes to our condensed financial statements.

In connection with the execution of the Merger Agreement certain officers and members of our Board of Directors entered into voting agreements pursuant to which they have agreed to, among other things, vote in favor of the adoption of the Merger Agreement.

In addition, Parent obtained agreements from certain of its affiliates holding our common stock that each of them shall vote, or cause to be voted, any shares of our common stock issued and outstanding on the date of the execution of the Merger Agreement that are beneficially owned by such affiliate or over which such affiliate has voting power, in favor of adoption and approval of the Merger Agreement. The Merger agreement provides that Parent shall enforce its rights under these voting agreements to ensure that these stockholders vote or cause to be voted the common stock beneficially owned by them to which they have the power in favor of the adoption of the Merger Agreement.

Critical Accounting Policies and the Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. During 2008, we adopted the new accounting standard Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, related to the fair value measurements of our assets and liabilities as described more fully below. Other than the adoption of SFAS No. 157, there have been no significant changes in our significant accounting policies during the six months ended June 30, 2008 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2007. For a discussion of these critical accounting policies, please see the discussion in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The items in our condensed financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

We recognize revenue from the sale of our products and license and collaboration agreements pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF. Issue 00-21 Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Multiple element agreements entered into are evaluated under the provision of EITF 00-21. We evaluate whether there is stand-alone value for the delivered elements and objective and reliable evidence of fair value to allocate revenue to each element in multiple element agreements. When the delivered element does not have stand-alone value or there is insufficient evidence of fair value for the undelivered element(s), we recognize the consideration for the combined unit of accounting in the same manner as the revenue is recognized for the final deliverable, which is generally ratably over the longest period of involvement.

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

In May 2007, we began to transfer our manufacturing process to new facilities and as such, there will be a period of time where we will need to cease production of Increlex® until the new manufacturing facilities are fully validated, approved by the FDA and operational. We are increasing our inventory levels in an effort to ensure that we have adequate supplies to meet future demand and therefore our long-term Increlex® sales forecast will become more critical in management’s evaluation of excess Increlex® inventories throughout 2008. Once the transfer of manufacturing facilities is complete, we will have more flexibility in the manufacturing schedule to ensure inventory supply is in line with a shorter forward demand forecast for Increlex®. As of June 30, 2008, we had total inventories of $26.3 million. Total inventories of $26.3 million included work-in-process inventory of $5.5 million at our new fill and finish manufacturing agent, that will be available to us as finished goods only upon a successful approval of manufacturing process transfer by the FDA. The FDA requires that when technical processes are transferred to a new manufacturer, a certain number of conformance lots must be produced using the new manufacturers facilities and evaluated for process consistency.

Valuation of Derivative Instruments

We issued a convertible note denominated in Euros in September 2007 and valued certain features embedded therein as derivative liabilities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities or SFAS No. 133. We estimate the fair value of our derivative liabilities each quarter using the Black-Scholes-Merton valuation model. This model is complex and requires significant judgments in the estimation of fair values based on certain assumptions. Factors affecting the amount of these liabilities include changes the market value of our common stock, changes in Euro to U.S. dollar currency exchange rates and other assumptions. Changes in value are recorded as non-cash valuation adjustments within change in estimated fair value of embedded derivative in our condensed statement of operations. The embedded derivative liability does not qualify for hedge accounting under SFAS No. 133 and therefore, subsequent changes in fair value are recorded as non-cash valuation adjustments within change in estimated fair value of embedded derivative in our condensed statements of operations.

On July 22, 2008, the convertible note denominated in Euros was converted in full by Ipsen into shares of our common stock as described in more detail in “Note 11—Subsequent Events” in the notes to our condensed financial statements.

Recent Accounting Pronouncements

In the first quarter of 2008, we adopted SFAS No. 157 for financial assets and liabilities. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

The impact of adoption of SFAS No. 157 is discussed in Note 10, “Fair Value of Financial Instruments” in the notes to our condensed financial statements. The fair values of our short-term investments and derivative liabilities are based on Level 2 inputs that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

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

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities , or EITF No. 07-3. EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF No. 07-3 did not have any impact on our financial position or results of operations.

In December 2007, the SEC issued SAB No. 110. SAB No. 110 expresses the views of the staff regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB 110 allows public companies which do no have historically sufficient experience to provide a reasonable estimate to continue use of the simplified method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. We currently uses the simplified method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. We will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110. SAB No. 110 was effective for us on January 1, 2008.

In December 2007, the EITF ratified the consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 concludes that transactions with third parties (that is, revenue generated and costs incurred by participants from transactions with parties outside of the collaborative arrangement) should be reported gross or net on the appropriate line item in each participant’s respective financial statements pursuant to the guidance of EITF 99-19. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and requires retrospective application if practicable. We do not expect that the adoption of EITF 07-1 will have an impact on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS No. 162. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of “Present Fairly in Conformity with GAAP”. The Company has not completed the process of evaluating the impact on its financial position or results of operations that will result from adopting SFAS No. 162.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands)
Net product sales	$2,048	$6,214	$3,139	$10,562
Period over period increase		4,166		7,423
License revenue	194	194	388	388
Period over period increase		—		—
Royalty revenue	—	104	—	169
Period over period increase		104		169
Cost of sales	1,131	3,565	1,632	6,706
Period over period increase		2,434		5,074
Manufacturing start-up costs	742	1,749	840	3,293
Period over period increase		1,007		2,453
Research and development expenses	4,101	5,403	9,013	11,512
Period over period increase		1,302		2,499
Selling, general and administrative expenses	10,282	15,514	19,833	27,889
Period over period increase		5,232		8,056
Amortization of intangible assets	—	703	—	1,405
Period over period increase		703		1,405
Interest expense	190	1,331	378	2,596
Period over period increase		1,141		2,218
Change in estimated fair value of embedded derivative	—	9,743	—	11,700
Period over period increase		9,743		11,700
Interest and other income, net	1,397	609	2,968	1,716
Period over period (decrease)		(788)		(1,252)
Provision for income taxes	—	5	—	10
Period over period increase		5		10

Net Revenues

Net revenues consisted of net product sales of Increlex® and Somatuline® Depot, amortized license revenue associated with our Increlex® license and collaboration agreement with Ipsen, and royalty revenue from Ipsen for sales of Increlex® in the European Union.

Net Product Sales

Net product sales consist of gross Increlex® sales less provisions for discounts to customers, rebates to government agencies and other adjustments. The increase in net product sales in the three and six months ended June 30, 2008 compared to the same periods ended June 30, 2007 was primarily due to growth in Increlex® sales and launch of Somatuline® Depot in the United States.

Increlex® net product sales of $4.6 and $8.0 million for the three and six months ended June 30, 2008 increased by $2.6 million and $4.9 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The growth of Increlex® net product sales was primarily due to continued expansion of our patient base. In the fourth quarter of 2007, we began shipment of Increlex® to Ipsen for commercial distribution in the European Union, which added $0.4 million and $0.7 million to net product sales in the three and six months ended June 30, 2008, respectively. In the same periods in 2007, we did not record any Increlex® sales for shipments to Ipsen.

In November 2007, we launched Somatuline® Depot in the United States, which added $1.6 million and $2.6 million to net product sales in the three and six months ended June 30, 2008, respectively. In the same periods in 2007, we did not record any Somatuline® Depot sales in the United States.

We expect both Increlex® and Somatuline® Depot net product sales to increase over the next several quarters. However, we do not expect net Increlex® product sales to increase at the same rate on a period over period basis as we experienced in the three and six months ended June 30, 2008 as compared to the same periods in 2007.

License Revenue

License revenue represents amortization of the upfront license payment in connection with our Increlex® license and collaboration agreement with Ipsen which was $0.2 million and $0.4 million for both of the three and six months ended June 30, 2008 and 2007, respectively. We are amortizing the upfront payment, received in October 2006 of €10.0 million, or $12.4 million, over a period of approximately 16 years based on the expected term of the license under this agreement. At present, we do not anticipate any significant additional licensing or milestone payments related to or for Increlex® in future periods.

Under the terms of our combination product collaboration with Genentech, we may receive certain milestone payments in the future; however, we are unable to predict the timing or the likelihood of any such payments.

Royalty Revenue

We recorded royalty revenue of $0.1 million and $0.2 million in the three and six months ended June 30, 2008, respectively, from sales of Increlex® in the European Union by Ipsen. In the same periods in 2007, we did not record royalties on sales of Increlex® in the European Union by Ipsen. We expect our royalty revenues to increase over the next several quarters as Ipsen continues to expand its Increlex® distribution in the European Union.

Cost of Sales

Our cost of sales represents the cost of production, royalties owed to our licensors, fixed and variable distribution shipping and handling costs, inventory write-downs/write-offs based on our review of obsolete, excess, expired inventory and failed drug substance batches, as well as other costs related to production activities. Prior to regulatory approval of Increlex® in August 2005, drug supply production costs were charged to research and development. Beginning in the fourth quarter of 2005, with the marketing approval of Increlex® by the FDA, we began capitalizing these production costs to inventory and began to charge cost of sales in the first quarter of 2006 as units of Increlex® were sold.

Cost of sales for the three and six months ended June 30, 2008 increased $2.4 million and $5.1 million, respectively, over the same periods in 2007. The increase in 2008 was primarily due to higher sales volume as more Increlex® units were sold and we commenced marketing of Somatuline® Depot, and increased absorption of personnel and other costs. In the three and six months ended June 30, 2008, the cost of Increlex® sales were $2.9 million and $5.7 million, respectively, and the cost of Somatuline® Depot sales were $0.6 million and $1.0 million, respectively.

Cost of sales as a percentage of net product sales in the three months ended June 30, 2008 was lower than in the same period in 2007 primarily due to raw material expense associated with failed drug substance batches in the second quarter of 2007 partially offset by higher absorption of personnel and other costs recorded to cost of sales in the second quarter of 2008.

We expect cost of sales as a percentage of net product sales to decrease in future periods as fixed costs are absorbed over larger production volumes, as our sales mix changes over time and as manufacturing equipment related depreciation costs cease in the third quarter of 2008. The depreciation of manufacturing equipment is related to equipment owned by us at Lonza Baltimore. This facility will cease Increlex® production in the third quarter of 2008 and the cost of new manufacturing equipment will be owned by our contract manufacturer.

Although we expect cost of sales as a percentage of net product sales to decrease in future periods, there can be no assurances that cost of sales as a percentage of net product sales will decrease due to uncertainties inherent in the manufacturing process.

Manufacturing Start-up Costs

Manufacturing start-up costs consisted primarily of costs associated with the transfer of our manufacturing operations to alternate sites. We commenced transfer of our fill and finish operations in November 2006 and the transfer of Increlex® drug substance production in May 2007. The increases in the three and six months ended June 30, 2008 were primarily due to the increases in manufacturing activities at both facilities in the first and second quarters of 2008 compared to the first and second quarters of 2007. Substantially all the transfer activities for fill and finish operations have been incurred and the majority of costs borne by us associated with drug substance transfer have also been incurred. Project activity will continue throughout 2008, and there will be costs that will continue through the end of 2008 associated with engineering and validation runs as we prepare for FDA approval of both transfer sites.

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

The $5.4 million and $11.5 million in research and development expenses for the three and six months ended June 30, 2008, respectively, were comprised of personnel and related costs of $3.1 million and $6.5 million, respectively, third-party contract costs related to our clinical activities for Increlex® Primary IGFD and severe Primary IGFD of $1.2 million and $2.7 million, respectively, clinical activities associated with growth hormone/IGF-1 combination product candidates of $0.8 million and $1.7 million, respectively, and Somatuline® Depot clinical activities in acromegaly of $0.3 million and $0.6 million, respectively.

During the three and six months ended June 30, 2008, research and development expenses increased as compared to the same periods in 2007 primarily due to an increase in third party contractor costs of $1.0 million and $1.7 million, and payroll related costs of $0.3 million and $0.8 million, respectively The increases in third-party contractor costs in 2008 were primarily due to increases in clinical activities associated with growth hormone/IGF-1 combination product candidates as well as the Increlex® product registry, partially offset by decreases in activities associated with our European marketing authorization application, or MAA. The increases in payroll related costs in 2008 were primarily due to increased personnel compared to 2007.

We expect our research and development expenses to increase for the remainder of 2008 as we undertake clinical development activities for Increlex®, Somatuline® Depot and growth hormone/IGF-1 combination product candidates and other projects. Our projects or intended projects may be subject to change from time to time as we evaluate our research and development priorities and available resources.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of payroll and related costs associated with sales, marketing and medical science personnel, corporate administration and executive management, commercial activities including cost of compassionate-use free drug, professional services including legal and accounting services, medical education and other administrative costs.

We incurred $15.5 million and $27.9 million in selling, general and administrative expenses for the three and six months ended June 30, 2008, respectively. Excluding $1.4 million of expenses associated with the Merger, selling, general and administrative expenses for the three and six months ended June 30, 2008 were comprised of payroll and related costs of $7.8 million and $14.9 million, respectively, sales and marketing activities, including cost of compassionate-use free drug, of $3.3 million and $6.6 million, respectively, medical education activities of $1.7 million and $2.4 million, respectively, legal, accounting and other professional services of $1.0 million and $2.0 million, respectively, and other general administrative activities of $0.3 million and $0.6 million, respectively.

Excluding the $1.4 million of expenses recorded in the second quarter of 2008 associated with the Merger, during the three and six months ended June 30, 2008, selling, general and administrative expenses increased $3.8 million and $6.7 million, respectively, as compared to the same periods in 2007 primarily due to an increase in payroll and related costs of $1.4 million and $2.1 million, respectively, increase in medical education expense of $1.2 million and $1.9 million, respectively, increase in sales and marketing expenses of $1.0 million and $2.9 million, respectively, and an increase in other general administrative activities of $0.2 million for the three months ended June 30, 2008 and a decrease of $0.2 million for the six months ended June 30, 2008. The expenses associated with the Merger were due to advisor, legal and accounting service fees. The increase in sales and marketing activities was primarily related to increased costs associated with product promotions, costs in support of the launch of Somatuline® Depot in the U.S. and Canada as well as additional physician focused programs in support of Increlex®. The increase in payroll and related expenses was primarily due to additional sales and medical science personnel. The increase in medical education expenses were primarily related to increases in activities in support of Increlex® and Somatuline® Depot.

We expect total selling, general and administrative expenses to increase modestly, excluding the costs associated with the Merger, for the remainder of 2008 compared to those recorded in the three and six months ended June 30, 2008. We expect to incur additional expenses associated with the Merger.

Amortization of Intangible Assets

Amortization of intangible assets of $0.7 million and $1.4 million in the three and six months ended June 30, 2008, respectively, represents expense recorded on a straight-line basis of milestone payments made to Ipsen and to Genentech in connection with the U.S. marketing approval of Somatuline® Depot and marketing approval of Increlex® in the European Union, respectively. Refer to “Ipsen Collaboration,” under “—Liquidity and Capital Resources” below for further information on these milestone payments. We began amortization of these assets in November 2007 and expect to recognize the straight-line expense of $2.8 million annually through October 2022. There was no amortization of intangibles expense recorded for the same periods in 2007.

Interest Expense

Interest expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2008, respectively, increased $1.1 million and $2.2 million as compared to the same periods in 2007, respectively. The increase in 2008 was primarily due to the timing of issuance of two convertible notes to Ipsen in September 2007. The first convertible note was issued to Ipsen in October 2006.

We expect interest expense to decrease significantly as Ipsen exercised the three convertible notes in full on July 22, 2008 as described in more detail below under “Ipsen Collaboration” and in “Note 11—Subsequent Events” in the notes to our condensed financial statements.

Change in Estimated Fair Value of Embedded Derivative

Change of estimated fair value of embedded derivative of $13.7 million and $11.7 million in the three and six months ended June, 30 2008, respectively, was largely due to a decrease in the fair value of the embedded derivative conversion option related to a convertible note we issued to Ipsen in September 2007. This convertible note was denominated in Euros and the conversion option was considered an embedded derivative. The fair value of the embedded conversion option is estimated at the end of each reporting period and changes in value are recorded, which resulted in a gain of $9.8 million and $14.1 million in the three and six months ended June 30, 2008, respectively. The gain recorded was due to a shortened estimated remaining life of this convertible note which also changed other key inputs to the valuation of the embedded derivative liability reducing the fair value of the embedded derivative liability. Further, this convertible note is revalued to U.S. dollars at the end of each reporting period, which resulted in a charge of $9,000 and $2.4 million in the three and six months ended June 30, 2008, respectively. There were no such charges or benefits recorded for the same periods in 2007.

On July 22, 2008, Ipsen exercised the convertible notes and, as such, we will not record further adjustments related to the Euro denominated convertible note or associated embedded derivative as described in more detail in “Note 11—Subsequent Events” in the notes to our condensed financial statements.

Interest and Other Income, net

Interest and other income, net of $0.6 million and $1.7 million for the three and six months ended June 30, 2008, respectively, decreased $0.8 million and $1.3 million as compared to the same periods in 2007. The decreases were primarily due to interest income on lower average cash, cash equivalents and short-term investment balances during 2008 as well as lower interest rates. The lower cash balances in 2008 were primarily due to net cash used in operations.

Assuming we do not raise additional funds during 2008, we expect a modest increase in net interest and other income for the remainder of 2008 as we will have higher balances of cash and short-term investments primarily due to cash received in connection with the exercise of a warrant by Ipsen, offset by our use of those higher cash and short-term investments to fund our operations.

Provision for Income Taxes

The provision for income taxes recorded in the three and six months ended June 30, 2008, represent French foreign income taxes paid on royalties paid to us by Ipsen under our Increlex® license and collaboration agreement with Ipsen. There were no income taxes paid for the same periods in 2007 as Ipsen began selling Increlex® in the fourth quarter of 2007. We did not record domestic provisions for income taxes in the three and six months ended June 30, 2008 and 2007 because we have incurred operating losses to date.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2008, we had approximately $71.4 million in cash, cash equivalents and short-term investments. We had an accumulated deficit of $318.1 million, which was primarily comprised of $274.0 million of accumulated net losses and $44.1 million of a non-cash deemed dividend related to the beneficial conversion feature of convertible preferred stock. We have funded our operations and growth from inception through June 30, 2008 primarily from issuance of equity, convertible notes and the receipt of up-front and milestone payments under our collaboration with Ipsen. Through June 30, 2008, we had received net cash proceeds of $283.2 million from equity issuances including equity sold to Ipsen and Genentech. We have issued three convertible notes to Ipsen from which we received net cash proceeds of $15.0 million, net of the balance which was used to make milestone payments to Ipsen related to the Somatuline® license and collaboration agreement. In addition, we have received $31.7 million from Ipsen, net of withholding taxes, for milestone payments related to the Increlex® license and collaboration agreement.

On July 11, 2008, we received $4.0 million from Genentech in connection with the issuance of additional shares of our common stock, and on July 22, 2008, we received $40.4 million from Ipsen in connection with the exercise of a warrant and the issuance of additional shares of our common stock. These events are described in more detail below in “Ipsen Collaboration,” “Genentech Combination Product Collaboration” and in “Note 11—Subsequent Events” in the notes to our condensed financial statements.

Ipsen Collaboration

On October 13, 2006, we completed the initial closing of the transactions contemplated by the stock purchase and master transaction agreement we entered into with Ipsen in July 2006. At the closing, we issued 12,527,245 shares of our common stock to an affiliate of Ipsen for an aggregate purchase price of $77.3 million and issued to Ipsen a convertible note in the principal amount of $25.0 million and a warrant to purchase a minimum of 4,948,795 shares of our common stock, which warrant was exercisable at any time during the five-year period after the initial closing and carried an initial exercise price equal to $7.41 per share. Under the stock purchase and master transaction agreement with Ipsen, we issued a second convertible note and a third convertible note to Ipsen in connection with our Somatuline® license and collaboration agreement as described below. Each of the convertible notes that we issued to Ipsen had a maturity date on the later of October 13, 2011 or two years from the date of notification of non-convert and carried a coupon of 2.5% per annum from the date of issuance, compounded quarterly, and was convertible into shares of our common stock at an initial conversion price per share equal to $7.41 per share (or €5.92 per share with respect to the second convertible note). On July 22, 2008, Ipsen converted the convertible notes and exercised the warrant in full as described in more detail below.

On July 22, 2008, we entered into a common stock purchase agreement, or the Ipsen Purchase Agreement, with Ipsen and Suraypharm (an affiliate of Ipsen) pursuant to which we sold to Ipsen 410,831 shares of our common stock, or the Ipsen Shares, for an aggregate cash purchase price of $3.7 million. The Ipsen Shares were issued and sold to Ipsen at a price per share of $8.92, which equals the consolidated closing bid price of our common stock as reported by NASDAQ on July 21, 2008. Under the terms of the affiliation agreement we entered into with Ipsen and Suraypharm in October 2006, Suraypharm has a right of first offer to purchase up to its pro rata portion of new equity securities offered by us (subject to certain exceptions). Ipsen, as Suraypharm’s designated affiliate, acquired the Ipsen Shares in exercise of Suraypharm’s pro rata right under the Affiliation Agreement with respect to the sale and issuance of 590,580 shares of our common stock to Genentech on July 11, 2008 as described below.

Also on July 22, 2008, we issued an aggregate of 10,774,806 shares of our common stock in connection with the election by Ipsen to convert in full the entire outstanding principal and accrued interest under the convertible notes, as follows:

•

First Senior Convertible Promissory Note, dated October 13, 2006 with an outstanding principal and accrued interest balance of $26.2 million at July 22, 2008, was converted at a conversion price per share of $7.41, for a total of 3,531,687 shares of our common stock;

•

Second Senior Convertible Promissory Note, dated September 17, 2007 with an outstanding principal and accrued interest balance of €30.6 million at July 22, 2008, was converted at a conversion price per share of €5.92, for a total of 5,175,652 shares of our common stock; and

•

Third Senior Convertible Promissory Note, dated September 17, 2007 with an outstanding principal and accrued interest balance of $15.3 million at July 22, 2008, was converted at a conversion price per share of $7.41, for a total of 2,067,467 shares of our common stock.

Further, on July 22, 2008, we also issued 4,948,795 shares of our common stock, or Warrant Shares, to Ipsen upon the exercise in full of its warrant dated October 13, 2006. The Warrant Shares were issued to Ipsen upon exercise of its warrant at a cash exercise price per share of $7.41, for total cash proceeds to us of $36.7 million.

After giving effect to the conversion of the convertible notes, the exercise of the warrant and the acquisition of the Ipsen Shares, as of July 31, 2008, Ipsen and its affiliates beneficially owned 42.6% of our common stock (not including shares subject to limited voting agreements that Ipsen and its affiliates entered into with certain of our other stockholders).

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

There can be no assurance that we will achieve the anticipated benefits of our collaboration with Ipsen or that the Merger will be completed. The completion of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by our stockholders and the satisfaction or waiver of other closing conditions. Therefore, the Merger may not be completed or may not be completed in a timely manner. For more information on these and other risks and uncertainties related to our collaboration with Ipsen, see the sections entitled “Risks Related to the Merger,” “Risks Related to Our Business” and “Risks Related to Our Common Stock” under Part II, Item 1A below.

Genentech Combination Product Collaboration

Effective as of July 6, 2007, we and Genentech entered into a combination product development and commercialization agreement which governs the worldwide development and commercialization of two combination product candidates containing Genentech’s rhGH, Nutropin AQ®, and our rhIGF-1, Increlex®, for the treatment of all indications except those of the central nervous system. Initially, we will be responsible for the development and commercialization of all combination product candidates under the combination product agreement and have agreed to pay Genentech a royalty on net sales of combination products covered by Genentech’s (or the parties’ joint) patents, subject to certain opt in rights granted to Genentech as described in Note 8, “Combination Product Development and Commercialization Agreement” in the Notes to Financial Statements of Part II, Item 8 of the Form 10-K filed for the year ended December 31, 2007. Upon opting in, Genentech would become obligated to reimburse us for a portion of the development costs incurred since July 9, 2007, and thereafter we and Genentech would share future costs and all operating profits and losses, and no royalties will be owed to Genentech. Genentech would receive such profit share in lieu of its royalty payment. Under the combination product agreement, we may receive a cash milestone payment in certain circumstances and we may be entitled to royalties on net sales of certain combination products. In addition, we issued 708,591 shares of common stock to Genentech at price per share of $5.645 pursuant to a stock purchase agreement we entered into with Genentech in July 2007, or the Genentech Purchase Agreement, resulting in gross cash proceeds of approximately $4.0 million during 2007.

On July 11, 2008 and as described in more detail in “Note 11—Subsequent Events” in the notes to our condensed financial statements, we received a cash payment in connection with this combination product agreement and issued 590,580 shares of our common stock to Genentech at price per share of $6.773 pursuant to the Genentech Purchase Agreement, resulting in an additional gross cash proceeds of approximately $4.0 million. We may issue up to an additional 1,052,632 shares of common stock (or up to a maximum of $5.0 million of shares of common stock) to Genentech pursuant to the Genentech Purchase Agreement. However, there can be no assurance that we will receive all or any remaining portion of the anticipated proceeds, including the reimbursement of development costs, the cash milestone payment and additional proceeds from the sale of shares of our common stock to Genentech, nor can there be an assurance that we would achieve the anticipated benefits of our combination product agreement with Genentech. Please refer to Note 8, “Combination Product Development and Commercialization Agreement,” in the Notes to Financial Statements of the Form 10-K filed for the year ended December 31, 2007 for more detail on the terms of the combination product agreement and stock purchase agreement.

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

Cash Flow

	Six months ended June 30,
	2008	2007
	(In thousands)
Net cash provided by (used for):
Operating activities	$(42,989)	$(28,034)
Investing activities	29,973	13,683
Financing activities	685	209

Net change in cash and cash equivalents	$(12,331)	$(14,135)

Cash, cash equivalents and short-term investments totaled $71.4 million at June 30, 2008, compared to $113.5 million at December 31, 2007. The net decrease in cash, cash equivalents and short-term investments in 2008 was primarily due to cash used in operating activities of $43.0 million offset by cash provided by net sales of short-term investments as discussed below.

Operating Activities

Net cash used in operating activities totaled $43.0 million in the six month period ended June 30, 2008. Cash used in operating activities during 2008 was primarily driven by our net losses from operations of $28.9 million, increases in inventory of $12.3 million, adjusted for the non-cash stock-based compensation charge of $3.0 million related to SFAS No. 123R and a net non-cash benefit of $11.7 million related to the Euro-denominated convertible note we issued to Ipsen. The increase in inventories was primarily due to the manufacture of Increlex® and purchases of Somatuline® Depot that were partially funded by an increase in accrued expenses and accounts payable which totaled $5.1 million.

Investing Activities

Net cash provided by investing activities totaled $30.0 million in the six month period ended June 30, 2008. Cash provided by investing activities represented net proceeds from purchase, sales and maturities of investments.

Financing Activities

Net cash provided by financing activities totaled $0.7 million in the six month period ended June 30, 2008. Cash provided by financing activities was primarily due to issuances of common stock under our equity compensation plans.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We believe that our cash, cash equivalents and short-term investments as of June 30, 2008, together with cash received subsequent to June 30, 2008, as described above, will be sufficient to meet our projected operating and capital expenditure requirements through at least June 30, 2009, based on our current business plan and if the Merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay to Beaufour Ipsen Pharma, an affiliate of Ipsen, a termination fee of $11.0 million. Further, if the Merger is not completed, our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

We expect that we will require and will attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including potentially the CEFF, if the Merger is not completed. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. Although we have entered into the Genentech Purchase Agreement pursuant to which we may issue up to an additional 1,052,632 shares of common stock (or up to a maximum of $5.0 million of shares of common stock) to Genentech, such issuance is subject to various conditions, including the achievement of a regulatory approval milestone, and there can be no assurance that we will receive additional funds from Genentech pursuant to the Genentech Purchase Agreement. If additional funds are not available, we may be forced to curtail or cease operations.

Contractual Obligations and Commercial Commitments

During the six-month period ended June 30, 2008, there were no material changes to our contractual obligation and commercial commitment disclosures as set forth under the caption, “Contractual Obligations and Commercial Commitments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2007 with the exception of the contingent obligation to pay Lehman Brothers Inc., the financial advisor to the Special Committee of the Board of Directors in connection with the Merger, a financial advisory fee of approximately $3.4 million which is contingent upon closing of the Merger. Additionally, we may increase the financial advisory fee by up to $2.0 million at our discretion if, in the judgment of the Special Committee of our Board of Directors, Lehman Brothers’ role, the importance of Lehman Brothers’ expertise, the outcome of the transaction, Lehman Brothers’ contribution to the results obtained, and the intensity and duration of Lehman Brothers’ efforts, warrants such an increase.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, there were no material changes to our disclosures to market risk from the disclosures set forth under the caption, “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended December 31, 2007. For more information on the conversion of our convertible notes, see “Note 11 – Subsequent Events” in the notes to our condensed financial statements.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. In addition, the risks described under, and the caption entitled, “We may not have the ability to raise the funds necessary to finance the repayment of the convertible notes we issued to Ipsen, which could adversely affect our cash position and harm our business,” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 have been removed.

Risks Related to the Merger

If the merger is not completed, or not completed in a timely manner, our business would be significantly harmed, and our stock price would likely decline significantly.*

The completion of the merger is conditioned upon, among other things, the adoption of the merger agreement by our stockholders and the satisfaction or waiver of other closing conditions. Therefore, the merger may not be completed or may not be completed in a timely manner. If the merger agreement is terminated, the market price of our common stock will likely decline. In addition, our stock price may decline as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger prior to its closing that will not be recovered if the merger is not completed. As of June 30, 2008, we had incurred a total of approximately $1.4 million in expenses related to the merger and expect to incur a total of approximately $4.9 million in expenses related to the merger, not including the potential increase to the financial advisory fee payable to Lehman Brothers of up to $2.0 million if, in the judgment of the Special Committee of our Board of Directors, the circumstances warrant such an increase. If the merger agreement is terminated under certain circumstances, we may be obligated to pay to Beaufour Ipsen Pharma, an affiliate of Ipsen, a termination fee of $11.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be harmed. Concerns about our viability are likely to increase, thereby likely making it more difficult to retain employees, maintain existing business and strategic relationships, including with Ipsen, and to effectively pursue new business development opportunities.

The fact that there is a merger pending could harm our business, revenue and results of operations.*

While the merger is pending, it creates uncertainty about our future, and we are subject to a number of risks that may harm our business, revenue and results of operations, including:

•	the diversion of management and employee attention;

•	the unavoidable disruption to our business relationships, including relationships with suppliers and manufacturers, which may detract from our ability to grow revenues and minimize costs;

•	the possible loss of strategic relationships or business development opportunities;

•	the incurrence of significant expenses related to the merger prior to its closing;

•	our weakened ability to respond effectively to competitive pressures, industry developments and future opportunities;

•	the possible loss of employees; and

•	the inability to hire new employees.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully market and sell products, generate significant revenues or attain profitability.*

We have a limited operating history. Through June 30, 2008, we had an accumulated deficit of $318.1 million. We incurred a net loss of $28.9 million during the six months ended June 30, 2008. We may not be able to generate significant revenues from operations and may not be able to attain profitability. We expect to incur substantial net losses, in the aggregate and on a per share basis, for the foreseeable future as we attempt to develop, market and sell Increlex® for severe Primary Insulin-like Growth Factor Deficiency (IGFD) and Primary IGFD and Somatuline® Depot for acromegaly, and as we attempt to develop growth hormone/IGF-1 combination product candidates under our Combination Product Agreement with Genentech. We are unable to predict the extent of these future net losses, or when we may attain profitability, if at all. These net losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity and net current assets.

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

Prior to our January 2006 commercial launch of Increlex® (recombinant human insulin-like growth factor-1) in the United States for the treatment of severe Primary IGFD, rhIGF-1 had never been commercialized in the United States or Europe for any indication. Even though the FDA has approved Increlex® for sale in the United States, and Somatuline® Depot has received marketing approval in Canada and the United States, physicians may choose not to prescribe these products, and third-party payers may choose not to pay for them. Accordingly, we may be unable to generate significant revenue or become profitable.

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

If we do not receive additional regulatory marketing approvals for Increlex® in Primary IGFD, our business will be harmed.*

We are currently developing Increlex® for the treatment of Primary IGFD. The FDA has substantial discretion in the approval process and may decide that the data from our clinical trial is insufficient to allow approval of Increlex® for Primary IGFD. For instance, in a meeting held on July 30, 2008 with the FDA, preliminary data from our Phase IIIb clinical trial for the use of Increlex® for the treatment of Primary IGFD was discussed. As part of these discussions, the FDA requested additional long-term clinical data as part of the process for seeking approval from the FDA for marketing Increlex® for the treatment of Primary IGFD. Based on the

FDA’s request, we plan to review the regulatory strategy for Increlex® for Primary IGFD. If we do not receive regulatory marketing approval in the United States for Primary IGFD, our business will be harmed. We will also need to file applications with regulatory authorities in foreign countries to market Increlex® for Primary IGFD. There is no assurance that we will receive marketing approvals in any foreign countries for Primary IGFD.

We may not realize the anticipated benefits from our collaboration with Ipsen.

While we have entered into the Merger Agreement with Beaufour Ipsen Pharma, an affiliate of Ipsen, the completion of the Merger is subject to a number of conditions. In the event that the Merger is not completed, we will continue to be subject to a number of risks with respect to our collaboration with Ipsen. Even though Somatuline® Depot (extended release lanreotide) has received marketing approval from the FDA, the approval may not be maintained. We may also elect not to, or we may be unable to develop or obtain FDA approval of Somatuline® Depot for indications other than acromegaly, such as neuroendocrine tumors. Further, Ipsen may be unable to maintain the supply of the product. In addition, revenues from sales of Somatuline® Depot in the United States and Canada may not meet our expectations, including as a result of competing products or unavailable or limited reimbursement by third-party payers. Under the license and collaboration agreement with respect to Somatuline® Depot, Ipsen may terminate the agreement in a particular country if we fail to meet certain minimum sales and promotional requirements with respect to that country. It is also possible that Ipsen will not be successful in marketing and selling Increlex® in the licensed territories, or may be delayed in doing so, in which case we would not receive royalties on the timeframe and to the extent that we currently anticipate. We also may not be able to successfully develop additional products or improvements to, or new indications for, Somatuline® Depot and/or Increlex® or share the costs of such developments in a manner that is commercially feasible for us. In addition to cross-licensing agreements for Somatuline® Depot and Increlex®, we and Ipsen have granted to each other a right of first negotiation for products in our respective endocrine pipelines and have agreed on a framework for joint clinical development and subsequent commercialization of endocrine products on a worldwide basis. However, the development of Ipsen’s endocrine pipeline may not advance at the rate we currently expect, or at all, and in any event, we cannot assure you that we will be able to reach an agreement with Ipsen on reasonable terms, or at all, for any of these endocrine pipeline products. The license and collaboration agreements would also be terminable by Ipsen under certain circumstances, including certain change of control transactions. In any such or similar events, we may not realize the anticipated benefits from our collaboration with Ipsen.

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

To gain approval to market a product for treatment of a specific disease, we must provide the FDA and foreign regulatory authorities with clinical data that demonstrate the safety and statistically significant efficacy of that product for the treatment of the disease. Clinical development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. For example, we are seeking to develop our growth hormone/IGF-1 combination product candidates for short stature, Adult Growth Hormone Deficiency (AGHD), and potentially other metabolic disorders, but we may determine that such trials are prohibitively expensive and ultimately may not proceed with such trials. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Success in pre-clinical testing or in early clinical trials does not ensure that later clinical trials will be successful. If a clinical trial failed to demonstrate safety and statistically significant efficacy, we would likely abandon the development of that product, which could harm our business.

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

•	contract laboratories fail to follow good laboratory practices;

•	suppliers, supply partners, and/or contract manufacturers fail to follow good manufacturing practices;

•	interim results of the clinical trial are inconclusive or negative;

•	clinical trial drug supplies are not available, are not available in sufficient quantities, are not available in the preferred formulation, or available drug becomes unusable;

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy;

•	re-evaluation of our corporate strategies and priorities;

•	limited financial resources.

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

While we have entered into the Merger Agreement with Beaufour Ipsen Pharma, an affiliate of Ipsen, the completion of the Merger is subject to a number of conditions. In the event that the Merger is not completed, we will continue to be subject to a number of risks related to our relationship with Ipsen. Under the terms of our collaboration with Ipsen, we granted Ipsen the exclusive right to develop and commercialize Increlex® in all regions of the world except the United States, Japan, and Canada, and for a certain period of time, certain countries of the Middle East and North Africa and Taiwan. We may also enter into additional collaborations with third parties to develop and commercialize our product candidates such as our agreement with Genentech for our growth hormone/IGF-1 combination product candidates. Dependence on collaborators for the development and commercialization of our product candidates subjects us to a number of risks, including:

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

If product is lost or damaged during manufacturing, storage or shipment, our business may suffer.*

We rely entirely on third-party contractors for the manufacturing, shipping and storage of our products. If product in filled, finished, or other form, or its active ingredient, is lost or damaged while in the possession of our third-party contractors, we may not have adequate rights to seek indemnification from our third-party contractors or their insurance companies for the replacement cost of the lost or damaged goods. Our agreement with the third-party contractor responsible for the loss or damage may waive their liability altogether or limit their liability to an amount well below the replacement cost of the lost or damaged goods. In addition, our insurance policies may not provide coverage or may provide inadequate coverage for the lost or damaged goods, or we may decide not to file an insurance claim in order to avoid increasing the cost of or cancellation of our insurance and/or to avoid the negative impact such claim could have on our prospective ability to insure our business operations at a commercially reasonable cost or at all. If we cannot recover the replacement cost of the lost or damaged goods from the responsible third-party contractor or their insurance companies, or our insurance companies, our financial performance may be negatively affected and our business may suffer. In addition, such losses or damages could delay or prevent us from manufacturing and supplying commercial or clinical product in the time frames or in the quantities that we anticipate will be required for the support of our or our collaborators’ product sales or product development activities, all of which would harm the development and commercial potential of our product.

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

Ipsen may seek to influence our business in a manner that is contrary to our goals or strategies or to the interests of our other stockholders.*

While we have entered into the Merger Agreement with Beaufour Ipsen Pharma, an affiliate of Ipsen, the completion of the Merger is subject to a number of conditions. In the event that the Merger is not completed, we will continue to be subject to a number of risks related to our relationship with Ipsen. As of July 31, 2008, Ipsen and its affiliates beneficially owned approximately 42.6% of our common stock (not including shares subject to limited voting agreements that Ipsen and its affiliates entered into with certain of our other stockholders). Based on its significant ownership position through certain protective provisions, Ipsen has the ability to significantly influence the outcome of certain actions by our Board of Directors and those requiring the approval of our stockholders. Accordingly, our other stockholders may be unable to prevent actions taken by Ipsen. Ipsen was also granted a preemptive right to purchase its pro rata portion of new securities that we may offer in the future to maintain its percentage ownership interest. In addition, under the terms of our affiliation agreement with Ipsen, so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is entitled to nominate two out of the nine directors on our Board of Directors. In the event that Ipsen holds at least 10% of the outstanding shares of our common stock, but less than 15%, it would be entitled to nominate one director to our Board of Directors. Our affiliation agreement with Ipsen also provides that in the event Ipsen holds at least 60% of the outstanding shares of our common stock, Ipsen is entitled to nominate an unlimited number of directors to our Board of Directors (and under our charter documents, holders of at least 60% of the outstanding shares of our common stock may remove any director or the entire Board of Directors without cause). For so long as Ipsen holds at least 15% of the outstanding shares of our common stock, Ipsen is also entitled to nominate additional independent director nominees, who must be independent of Ipsen, starting with one in 2008 and up to four after our 2009 annual meeting of stockholders. Our certificate of incorporation was also amended in connection with our collaboration with Ipsen to waive the corporate opportunity provisions under Delaware law and the corporate opportunity doctrine with respect to opportunities of which Ipsen and Ipsen’s designees to our Board of Directors may become aware as a result of their affiliation with us. Additionally, our certificate of incorporation provides that any person purchasing or acquiring an interest in shares of our common stock shall be deemed to have consented to these provisions of our certificate of incorporation. This deemed consent might restrict the ability to challenge transactions carried out in compliance with these provisions. We make no assurances that Ipsen will not seek to influence our business in a manner that is contrary to our goals or strategies or the interests of other stockholders. Moreover, persons who are directors and/or officers of Ipsen and who also serve on our Board of Directors may decline to take action in a manner that might be favorable to us but adverse to Ipsen. Currently, one of our directors, Christophe Jean, also serves as the Chief Operating Officer of Ipsen.

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

Under our development and commercialization agreement with Genentech with respect to our growth hormone/IGF-1 combination product candidates, Genentech has a right to opt into our development and commercialization for all of the indications licensed to us under the agreement. If Genentech opts in, it would still have the right to subsequently elect to opt out of such development and commercialization of such combination product candidates and products, but only for all of the indications licensed to us under the agreement. Following an opt-in by Genentech, Genentech would control the joint development and commercialization of the combination product candidates and products for all of the indications licensed to us under the agreement other than AGHD and short stature indications and could assume control of the joint development and/or commercialization of products for the treatment of AGHD. Upon opt-in, Genentech may also choose to exercise a commercial option to acquire the right for the deciding vote on all commercialization matters pertaining to short stature indications; however, we would remain the lead commercialization party for short stature indications. Because of Genentech’s ability to control the timing and extent of such joint development and commercialization activities and our obligation to co-fund such activities, Genentech may induce us to bear an excessive financial burden in support of or to opt out of the joint development and commercialization of our combination product candidates and/or products for AGHD and certain other indications. In addition, our ability to sublicense the development and commercialization of our growth hormone/IGF-1 combination product candidates requires the consent of Genentech.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to execute our business plan. *

We believe that our cash, cash equivalents and short-term investments as of June 30, 2008 will be sufficient to meet our projected operating and capital expenditure requirements through at least June 30, 2009 based on our current business plan. However, our future capital needs and the adequacy of our available funds will depend on many factors, including:

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations. We expect that we may require and attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources, including potentially the CEFF. However, there can be no assurance that additional financing will be available when needed, or, if available, that the terms will be favorable. In addition, under the terms of an affiliation agreement we entered into pursuant to our collaboration with Ipsen, we have only a limited ability to raise capital through the sale of our equity without first obtaining Ipsen’s approval. Although we have entered into a stock purchase agreement with Genentech pursuant to which we may issue up to an additional 1,052,632 shares of common stock (or up to a maximum of $5.0 million of shares of common stock) to Genentech, such issuance is subject to various conditions, including the achievement of a regulatory approval milestone, and there can be no assurance that we will receive additional funds from Genentech pursuant to the stock purchase agreement. Further, we must first obtain Ipsen’s approval to issue shares of common stock to Genentech under our stock purchase agreement with Genentech at a price per share less than $4.75, which we may not be able to obtain. If additional funds are not available, we may be forced to curtail or cease operations.

If we are unable to manage our expected growth, we may not be able to implement our business plan. *

Our ability to implement our business plan requires an effective planning and management process. As of June 30, 2008, we had 141 full-time employees, and we expect to hire additional employees in the near term. Our offices are located in the San Francisco Bay area where competition for personnel with biopharmaceutical skills is intense. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

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

If our officers, directors and largest stockholders choose to act together, they are able to control our management and operations, acting in their best interests and not necessarily those of other stockholders. *

As of July 31, 2008, our directors, executive officers and principal stockholders and their affiliates beneficially owned approximately 68.3% of our common stock. Our greater than five percent beneficial owners include Ipsen and its affiliates, which beneficially owned 42.6% (not including shares subject to limited voting agreements that Ipsen and its affiliates entered into with certain of our other stockholders); entities affiliated with MPM BioVentures III LLC, which beneficially owned 13.3%; entities affiliated with Prospect Management Co. II, LLC, which beneficially owned 5.9%; and entities affiliated with Rho Capital Partners, which beneficially owned 5.8%. Our directors, executive officers and principal stockholders and their affiliates collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

We have adopted a rights agreement under which certain stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $40.00 per one one-hundredth of a share of such preferred stock, subject to adjustment, if a person or group of persons acquires more than a certain percentage of our common stock. In connection with the execution and delivery of the merger agreement with affiliates of Ipsen, we entered into an amendment to the rights agreement in order to, among other things, prevent the merger agreement, the merger contemplated by the merger agreement or the consummation of any other transactions contemplated by the merger agreement from triggering the distribution and/or exercise of the rights under the rights agreement. If the merger contemplated by the merger agreement is not completed, the rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition if the merger is not completed, the existence of the rights plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers or other business combinations (other than the merger) that our stockholders may consider in their best interests may not occur.

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

As of July 31, 2008, we had 68,464,752 outstanding shares of common stock. As of July 31, 2008, we had 6,749,580 shares subject to outstanding options and restricted stock units granted under our equity compensation plans.

We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In September 2005, we filed a shelf registration statement pursuant to which we may, from time-to-time, sell shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings. In November 2005, we also filed a registration statement for the resale of the shares of common stock issuable in connection with the CEFF and the shares of common stock underlying the warrant we issued to Kingsbridge in connection with our entering into the CEFF. Moreover, we have agreed that, upon Ipsen’s request, we would file one or more registration statements in order to permit Ipsen and its affiliates to offer and sell a substantial number of shares of our common stock, including the 29,180,778 shares we issued to Ipsen and an affiliate of Ipsen. In addition, certain holders of shares of our common stock that are parties to our amended and restated investors’ rights agreement, including Genentech, are entitled to registration rights.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 2008, our 2008 Annual Meeting of Stockholders was held at our corporate offices located at 2000 Sierra Point Parkway, Brisbane, California. During this meeting, our stockholders voted on the following three proposals:

(a) Proposal to elect three directors to hold office until the 2009 Annual Meeting of Stockholders:

	Votes
Nominee	For	Withheld
Ross G. Clark, Ph.D.	43,144,186	503,726
Faheem Hasnain	42,906,903	741,009
David L. Mahoney	40,979,092	2,668,820

Alexander Barkas, Ph.D. and Mark Leschly, will each continue to serve on our Board of Directors until our 2009 Annual Meeting of Stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. John A. Scarlett, M.D., Karin Eastham and Christophe Jean, will each continue to serve on our Board of Directors until our 2010 Annual Meeting of Stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

(b) Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Votes Against	Abstain	Broker Non Vote
43,586,019	59,793	2,100	0

(c) Proposal to approve the adoption of our Amended and Restated 2004 Stock Plan:

For	Votes Against	Abstain & NonVotes	Broker Non Vote
30,694,963	10,046,682	2,975	2,903,292

ITEM 5.	OTHER INFORMATION.

On May 19, 2008, the Compensation Committee of our Board of Directors approved an amendment to the employment letter agreement (the “Employment Agreement Amendment”) of Thorsten von Stein, Ph.D., M.D., our Chief Medical Officer and Senior Vice President of Clinical and Regulatory Affairs, to provide that in the event that Dr. von Stein is terminated without cause or terminates his own employment for good reason within 12 months following a change of control, as these terms are defined in his employment agreement, Dr. von Stein will, subject to his entering into an effective release of claims in our favor, be entitled to receive a lump-sum severance payment equal to one year of his base salary in effect as of his termination date and the vesting of his stock options and restricted stock unit awards will be accelerated in full. Prior to the Employment Agreement Amendment, Dr. von Stein was entitled to a lump-sum severance payment equal to six months of his base salary and the accelerated vesting of 50% of his stock options and restricted stock unit awards, in the event that he is terminated without cause or terminates his own employment for good reason within 12 months following a change of control. The foregoing is only a brief description of the Employment Agreement Amendment, does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement Amendment that is filed as Exhibit 10.9DD to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Beaufour Ibsen Pharma, Tribeca Acquisition Sub and the Registrant, dated as of June 4, 2008(1)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Amended and Restated Bylaws, as amended(3)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation(4)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

4.1	Form of Specimen Stock Certificate(5)

4.2	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5

4.3	Warrant issued to Kingsbridge Capital Limited, dated October 14, 2005(6)

4.4	Warrant issued to Ipsen, S.A., dated October 13, 2006(5)

Exhibit Number	Description

4.5A	First Senior Convertible Promissory Note issued to Ipsen, S.A., dated October 13, 2006(5)

4.5B	Second Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(7)

4.5C	Third Senior Convertible Promissory Note issued to Ipsen, S.A., dated September 17, 2007(7)

4.6A	Rights Agreement, dated as of October 13, 2006, between the Registrant and Computershare Trust Company, N.A., as Rights Agent(5)

4.6B	Form of Right Certificate(5)

4.6C	Amendment No. 1 to Rights Agreement, dated as of June 4, 2008, by and between Computershare Trust Company, N.A. and the Registrant(8)

10.3A	Amended and Restated 2004 Stock Plan(9)

10.7H	Letter Agreement, dated February 12, 2008, between Genentech, Inc. and the Registrant

10.9T	Non-Employee Director Compensation Arrangements(10)

10.9BB	Amendment to Key Employment Agreement for Ross G. Clark, dated June 20, 2008

10.9CC	Amendment to Employment Letter Agreement with Andrew Grethlein, dated May 21, 2008

10.9DD	Amendment to Employment Letter Agreement with Thorsten von Stein, dated May 21, 2008

10.14H	Common Stock Purchase Agreement, dated as of July 22, 2008, between the Registrant, Ipsen, S.A. and Suraypharm(11)

15.1	Letter regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Chief Financial Officer of Tercica, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by the Chief Executive Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2	Certification by the Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on June 4, 2008.

(2)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on May 13, 2004.

(3)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 25, 2007.

(4)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on October 18, 2006.

(5)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 3, 2006.

(6)	Incorporated by reference to the similarly described exhibit included with the Registrant’s quarterly report on Form 10-Q (File No. 000-50461) filed on November 4, 2005.

(7)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on September 18, 2007.

(8)	Incorporated by reference to Exhibit 4.1 included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on June 4, 2008.

(9)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on May 21, 2008.

(10)	Incorporated by reference to the information under the heading “Executive Compensation—Compensation of Directors” in the Registrant’s definitive proxy statement filed pursuant to Regulation 14A (File No. 000-50461) on April 25, 2008.

(11)	Incorporated by reference to the similarly described exhibit included with the Registrant’s Current Report on Form 8-K (File No. 000-50461) filed on July 24, 2008.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2008

TERCICA, INC. (Registrant)

/s/ Ajay Bansal
Ajay Bansal Chief Financial Officer (Authorized Officer and Principal Financial Officer)